Form 10-Q/A
period 2006-09-30
Rosetta Resources Inc.
filed 2006-11-30
CIK 1340282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to Form 10-Q on
FORM 10-Q/A

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

Explanatory Note

Rosetta Resources, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006. The purpose of this filing is to clarify a typographical error of a certain number figure in the Company’s Original Filing. In Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Critical Accounting Policies and Estimates, the ceiling test writedown which would have been charged to earnings had hedge adjusted market prices at September 30, 2006 been used was incorrectly reported as $182.1 million. The correct amount should have been $142.1 million consistent with the amount reported in Note 5 of the notes to the Consolidated/Combined Financial Statements included in the Original Filing.

Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including as Exhibits to this Amendment No. 1 certain certifications as of the date of this Amendment No. 1. Except as described herein, this Amendment No. 1 does not amend any other disclosure in the Original Filing as originally filed and does not reflect events occurring after the Original Filing. The Company hereby replaces all of Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing with Item 2 set forth in this Amendment No. 1.

Part I. Financial Information

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

Our ceiling test computation was calculated using hedge adjusted market prices at September 30, 2006 which were based on a Henry Hub gas price of $4.18 per MMBtu and a West Texas Intermediate oil price of $62.91 per barrel. The use of these prices resulted in a writedown of $142.1 million at September 30, 2006. Cash flow hedges of natural gas production in place at September 30, 2006 increased the calculated ceiling value by approximately $92.2 million (net of tax). However, subsequent to September 30, 2006 the market price for Henry Hub increased to $7.42 per MMBtu and the price for West Texas Intermediate decreased to $58.07 per barrel, and utilizing these prices, our net capitalized costs of oil and gas properties exceeded the ceiling amount. As a result no writedown was recorded for the quarter ended September 30, 2006. The ceiling value calculated using subsequent prices includes approximately $17.9 million related to the positive effects of future cash flow hedges of natural gas production. Due to the volatility of commodity prices, should natural gas and oil prices decline in the future, it is possible that a writedown could occur.

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

Part II. Other Information

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

Rosetta Resources Inc.

Date: November 30, 2006	By:	/s/ Michael J. Rosinski
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