Form 10-Q
period 2008-03-31
Rosetta Resources Inc.
filed 2008-05-09
CIK 1340282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐ No  ☒

The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of May 1, 2008 was 51,428,797.

Part I. Financial Information
Item 1. Financial Statements
Rosetta Resources Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,893	$3,216
Accounts receivable	62,640	55,048
Derivative instruments	-	3,966
Deferred income taxes	20,650	-
Prepaid expenses	9,696	10,413
Other current assets	4,087	4,249
Total current assets	142,966	76,892
Oil and natural gas properties, full cost method, of which $41.7 million at March 31, 2008 and $40.9 million at December 31, 2007 were excluded from amortization	1,612,306	1,566,082
Other fixed assets	6,903	6,393
	1,619,209	1,572,475
Accumulated depreciation, depletion, and amortization	(346,757)	(295,749)
Total property and equipment, net	1,272,452	1,276,726
Deferred loan fees	1,900	2,195
Other assets	1,154	1,401
Total other assets	3,054	3,596
Total assets	$1,418,472	$1,357,214

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,281	$33,949
Accrued liabilities	47,552	64,216
Royalties payable	24,334	18,486
Derivative instruments	55,436	2,032
Prepayment on gas sales	25,647	20,392
Deferred income taxes	-	720
Total current liabilities	190,250	139,795
Long-term liabilities:
Derivative instruments	21,917	13,508
Long-term debt	245,000	245,000
Asset retirement obligation	20,686	18,040
Deferred income taxes	79,907	67,916
Total liabilities	557,760	484,259
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued in 2008 or 2007	-	-
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 50,672,022 shares and 50,542,648 shares at March 31, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	764,588	762,827
Treasury stock, at cost;118,271 and 109,303 shares at March 31, 2008 and December 31, 2007, respectively	(2,224)	(2,045)
Accumulated other comprehensive loss	(48,539)	(7,225)
Retained earnings	146,837	119,348
Total stockholders' equity	860,712	872,955
Total liabilities and stockholders' equity	$1,418,472	$1,357,214

The accompanying notes to the financial statements are an integral part hereof.

Rosetta Resources Inc.
Consolidated Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Natural gas sales	$112,445	$69,161
Oil sales	15,888	6,635
Total revenues	128,333	75,796
Operating Costs and Expenses:
Lease operating expense	13,414	8,796
Depreciation, depletion, and amortization	51,414	30,551
Treating and transportation	1,305	763
Marketing fees	748	663
Production taxes	3,437	985
General and administrative costs	12,107	8,069
Total operating costs and expenses	82,425	49,827
Operating income	45,908	25,969

Other (income) expense
Interest expense, net of interest capitalized	3,554	4,370
Interest income	(239)	(972)
Other (income) expense, net	(41)	-
Total other expense	3,274	3,398

Income before provision for income taxes	42,634	22,571
Provision for income taxes	15,145	8,580
Net income	$27,489	$13,991

Earnings per share:
Basic	$0.54	$0.28
Diluted	$0.54	$0.28

Weighted average shares outstanding:
Basic	50,485	50,325
Diluted	50,719	50,483

The accompanying notes to the financial statements are an integral part hereof.

Rosetta Resources Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$27,489	$13,991
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	51,414	30,551
Deferred income taxes	15,145	8,580
Amortization of deferred loan fees recorded as interest expense	295	295
Income from unconsolidated investments	-	(47)
Stock compensation expense	273	1,352
Change in operating assets and liabilities:
Accounts receivable	(7,592)	(366)
Prepaid expenses	717	(10,537)
Other current assets	162	(479)
Other assets	187	296
Accounts payable	3,332	2,647
Accrued liabilities	720	(2,285)
Royalties payable	11,103	2,523
Net cash provided by operating activities	103,245	46,521
Cash flows from investing activities
Purchases of property and equipment	(61,879)	(58,452)
Disposals of property and equipment	2	-
Other	-	3
Net cash used in investing activities	(61,877)	(58,449)
Cash flows from financing activities
Proceeds from stock options exercised	1,488	114
Purchases of treasury stock	(179)	(59)
Net cash provided by financing activities	1,309	55

Net increase (decrease) in cash	42,677	(11,873)
Cash and cash equivalents, beginning of period	3,216	62,780
Cash and cash equivalents, end of period	$45,893	$50,907

Supplemental non-cash disclosures:
Capital expenditures included in accrued liabilities	$19,254	$26,352

The accompanying notes to the financial statements are an integral part hereof.

Rosetta Resources Inc.

Notes to Consolidated Financial Statements (unaudited)

(1)	Organization and Operations of the Company

Nature of Operations.    Rosetta Resources Inc. (together with its consolidated subsidiaries, the “Company”) was formed in June 2005 to acquire Calpine Natural Gas L.P., (and its partners), and the domestic oil and natural gas business formerly owned by Calpine Corporation and affiliates (“Calpine”). The Company acquired Calpine Natural Gas L.P. (and its partners) and Rosetta Resources California, LLC, Rosetta Resources Rockies, LLC, Rosetta Resources Offshore, LLC and Rosetta Resources Texas LP (and its partners) in July 2005 (hereinafter, the “Acquisition”) and, together with all subsequently acquired oil and natural gas properties, is engaged in oil and natural gas exploration, development, production and acquisition activities in North America. The Company’s main operations are primarily concentrated in the Sacramento Basin of California, the Rocky Mountains, the Lobo and Perdido Trends in South Texas, the State Waters of Texas and the Gulf of Mexico.

These interim financial statements have not been audited.  However, in the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year.  In addition, these financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  These financial statements and notes should be read in conjunction with the Company’s audited Consolidated/Combined Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2008 classifications.  These reclassifications have no impact on net income.

(2)	Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgments in its Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation.  The accompanying consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 contain the accounts of the Company and its majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2008, the Company partially adopted SFAS No. 157 as discussed in Note 5 and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with FSP No. 157-2.  Accordingly, the Company will apply SFAS No. 157 to its nonfinancial assets and liabilities which are disclosed or recognized at fair value on a nonrecurring basis, such as asset retirement obligations, financial instruments reported under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and other assets and liabilities in the first quarter of 2009.  The Company does not expect the adoption of FSP No. 157-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 permits companies to choose to measure financial instruments and certain other items at fair value that were not previously required to be measured at fair value.  We have not elected to present assets and liabilities at fair value that were not required to be measured at fair value prior to the adoption of SFAS No. 159.

Recent Accounting Developments

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.  This statement is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact of this standard.

Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), which creates greater consistency in the accounting and financial reporting of business combinations.  This statement is effective for fiscal years beginning after December 15, 2008.   The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(3)	Property, Plant and Equipment

The Company’s total property, plant and equipment consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Proved properties	$1,541,186	$1,499,046
Unproved/unevaluated properties	41,702	40,903
Gas gathering systems and compressor stations	29,418	26,133
Other	6,903	6,393
Total oil and natural gas properties	1,619,209	1,572,475
Less: Accumulated depreciation, depletion, and amortization	(346,757)	(295,749)
Total property and equipment, net	$1,272,452	$1,276,726

The Company capitalizes internal costs directly identified with acquisition, exploration and development activities. The Company capitalized $1.4 million and $1.3 million of internal costs for the three months ended March 31, 2008 and 2007, respectively.

Included in the Company’s oil and gas properties are asset retirement costs of $20.3 million and $20.1 million at March 31, 2008 and December 31, 2007, respectively.

Oil and gas properties include costs of $41.7 million and $40.9 million at March 31, 2008 and December 31, 2007, respectively, which were excluded from capitalized costs being amortized.  These amounts primarily represent unproved properties and unevaluated exploration projects in which the Company owns a direct interest.

The Company’s ceiling test computation was calculated using hedge adjusted market prices at March 31, 2008, which were based on a Henry Hub price of $9.37 per MMBtu and a West Texas Intermediate oil price of $105.63 per Bbl (adjusted for basis and quality differentials). Cash flow hedges of natural gas production in place at March 31, 2008 decreased the calculated ceiling value by approximately $37.7 million (net of tax). There was no write-down required to be recorded at March 31, 2008.  Due to the volatility of commodity prices, should natural gas prices decline in the future, it is possible that a write-down could occur.

(4)	Commodity Hedging Contracts and Other Derivatives

The Company has entered into financial fixed price swaps with prices ranging from $6.81 per MMBtu to $8.63 per MMBtu covering a portion of the Company’s 2008, 2009 and 2010 production. The following financial fixed price swap transactions were outstanding with associated notional volumes and average underlying prices that represent hedged prices of commodities at various market locations at March 31, 2008:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Daily Volume MMBtu	Total of Notional Volume MMBtu	Average Underlying Prices MMBtu	Total of Proved Natural Gas Production Hedged (1)	Fair Market Value Gain/(Loss) (In thousands)
2008	Swap	Cash flow	67,909	18,673,400	7.75	52%	(39,174)
2009	Swap	Cash flow	52,141	19,031,465	7.65	44%	(32,731)
2010	Swap	Cash flow	10,000	3,650,000	8.31	9%	(1,976)
				41,354,865			$(73,881)

(1) Estimated based on net gas reserves presented in the December 31, 2007 Netherland, Sewell, & Associates, Inc. reserve report.

The Company has also entered into costless collar transactions covering a portion of the Company’s 2008 and 2009 production. The costless collars have an average floor price of $8.00 and an average ceiling price of $10.27.  The following costless collar transactions were outstanding with associated notional volumes and contracted ceiling and floor prices that represent hedge prices at various market locations at March 31, 2008:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Daily Volume MMBtu	Total of Notional Volume MMBtu	Average Floor Price MMBtu	Average Ceiling Price MMBtu	Total of Proved Natural Gas Production Hedged (1)	Fair Market Value Gain/(Loss) (In thousands)
2008	Costless Collar	Cash flow	5,000	1,375,000	$8.00	$10.55	4%	$(753)
2009	Costless Collar	Cash flow	5,000	1,825,000	$8.00	$10.05	4%	$(988)
				3,200,000				$(1,741)

(1) Estimated based on net gas reserves presented in the December 31, 2007 Netherland, Sewell, & Associates, Inc. reserve report.

In addition, the Company has hedged the interest rates on $75.0 million of its outstanding debt through 2008 and $50.0 million through June 2009.  As of March 31, 2008, the Company had the following financial interest rate swap positions outstanding:

Settlement Period	Derivative Instrument	Hedge Strategy	Average Fixed Rate	Fair Market Value Gain/(Loss) (In thousands)
2008	Swap	Cash Flow	4.41%	$(1,170)
2009	Swap	Cash Flow	4.55%	(561)
				$(1,731)

We present the fair value of our derivatives for which a master netting agreement exists on a net basis in accordance with FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”).

The Company’s current cash flow hedge positions are with counterparties who are lenders in the Company’s credit facilities.  This eliminates the need for independent collateral postings with respect to any margin obligation resulting from a negative change in fair market value of the derivative contracts in connection with the Company’s hedge related credit obligations.  As of March 31, 2008, the Company made no deposits for collateral.

The following table sets forth the results of the Company’s hedge transactions for the respective period for the Consolidated Statement of Operations:

	Three Months Ended March 31,
Natural Gas	2008	2007
Quantity settled (MMBtu)	6,156,216	5,499,500
(Decrease)/increase in natural gas sales revenue (In thousands)	$(701)	$5,044

The following table sets forth the results of the Company’s interest rate hedging transactions settled for the Consolidated Statement of Operations:

	Three Months Ended March 31,
Interest Rate Swaps	2008	2007
Decrease in interest expense (In thousands)	$(125)	$-

The Company expects to reclassify losses of $34.8 million based on market pricing as of March 31, 2008 to earnings from the balance in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet during the next twelve months.

At March 31, 2008, the Company had derivative liabilities of $77.4 million, of which $21.9 million was included in long-term liabilities on the Consolidated Balance Sheet at March 31, 2008.  The derivative instrument assets and liabilities relate to commodity hedges that represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2008.

Gains and losses related to ineffectiveness were immaterial for the three months ended March 31, 2008 and 2007.

(5)	Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as it relates to the valuation of financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices.  The adoption of  SFAS 157 for financial assets and liabilities did not have a significant effect on our consolidated financial position, results of operations or cash flows.

As defined in SFAS No. 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”).  We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).  The three levels of fair value under SFAS No. 157 are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.  Level 3 instruments include natural gas swaps, natural gas zero cost collars and interest rate swaps. We utilize third party broker quotes to determine the valuation of our derivative instruments, accordingly, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of March 31, 2008 (In thousands)
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity derivative contracts	-	-	(75,621)	(75,621)
Interest rate swap contracts	-	-	(1,732)	(1,732)
Total	-	-	(77,353)	(77,353)

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities.

The table below presents a reconciliation for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008. The fair values of Level 3 derivative instruments are estimated using valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2008.

Derivatives (In thousands)
Balance as of January 1, 2008	$(10,792)
Total gains or losses (realized or unrealized)
included in earnings	-
included in other comprehensive income	(67,387)
Purchases, issuances and settlements	826
Transfers in and out of level 3	-
Balance as of March 31, 2008	$(77,353)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2008	$-

(6)	Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation (“ARO”) is as follows:

Three Months Ended March 31, 2008
(In thousands)
ARO as of December 31, 2007	$22,670
Revision of previous estimates	(393)
Liabilities incurred during period	604
Accretion expense	397
ARO as of March 31, 2008	$23,278

Of the total ARO, approximately $2.6 million is classified as a current liability included in accrued liabilities on the Consolidated Balance Sheet at March 31, 2008.

(7)	Long-Term Debt

The Company’s credit facilities consist of a four-year senior secured revolving line of credit (“Revolver”) up to $400.0 million with a borrowing base of $350.0 million and a five-year $75.0 million second lien term loan, which is the same as of December 31, 2007.

As of March 31, 2008, the Company had total outstanding borrowings and letters of credit of $245.0 million and $1.0 million, respectively.  Net borrowing availability under the Revolver was $179.0 million at March 31, 2008.  The Company was in compliance with all covenants at March 31, 2008.

All amounts drawn under the Revolver are due and payable on July 7, 2009.  The principal balance associated with the second lien term loan is due and payable on July 7, 2010.

(8)	Income Taxes

As of March 31, 2008, the Company had no unrecognized tax benefits.  There were no significant changes to the calculation since year end 2007.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2009.

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

Calpine Bankruptcy

On December 20, 2005, Calpine and certain of its subsidiaries filed for protection under the federal bankruptcy laws in the United States Bankruptcy Court of the Southern District of New York (the “Bankruptcy Court”).  On December 19, 2007, the Bankruptcy Court approved Calpine’s plan of reorganization (“Plan of Reorganization”).  On January 31, 2008, Calpine and certain of its subsidiaries emerged from bankruptcy (the “Plan Effective Date”).

Calpine’s Lawsuit Against the Company

On June 29, 2007, Calpine commenced an adversary proceeding against the Company in the Bankruptcy Court (the “Lawsuit”). The complaint alleges that the purchase by the Company of the domestic oil and natural gas business owned by Calpine (the “Assets”) in July 2005 for $1.05 billion, prior to Calpine filing for bankruptcy, was completed when Calpine was insolvent and was for less than a reasonably equivalent value. Through the Lawsuit, Calpine is seeking (i) monetary damages for the alleged shortfall in value it received for these Assets which it estimates to be approximately $400 million, plus interest, or (ii) in the alternative, return of the Assets from the Company. The Company believes that the allegations in the Lawsuit are wholly baseless, and the Company continues to believe that it is unlikely that this challenge by Calpine to the fairness of the Acquisition will be successful upon the ultimate disposition of the Lawsuit or, if necessary, in the appellate courts. The Official Committee of Equity Security Holders and the Official Committee of the Unsecured Creditors both intervened in the Lawsuit for the stated purpose of monitoring the proceedings because the committees claimed to have an interest in the Lawsuit, which the Company disputes because it believes creditors may be paid in full under Calpine’s Plan of Reorganization without regard to the Lawsuit and equity holders have no interest in fraudulent conveyance actions.  Under Calpine’s Plan of Reorganization approved by the Bankruptcy Court on December 19, 2007, the Official Committee of Equity Security Holders was dissolved as of the Plan Effective Date and no longer has any interest in the Lawsuit.  While the Unsecured Creditors Committee also was officially dissolved as of the Plan Effective Date, there are provisions under the approved Plan of Reorganization that will allow it to remain involved in lawsuits to which it is a party, which may include this Lawsuit.

On September 10, 2007, the Company filed a motion to dismiss the Lawsuit or, in the alternative, to stay the Lawsuit. The Bankruptcy Court conducted a hearing upon the Company’s motion on October 24, 2007. Following the hearing, the Bankruptcy Court denied the Company’s motion on the basis that certain issues raised by the Company’s motion were premature as the bankruptcy process had not yet established how much Calpine’s creditors would receive.  On November 5, 2007, the Company filed its answer, affirmative defenses and counterclaims with respect to the Lawsuit, denying the allegations set forth in both counts of the Lawsuit, and asserting affirmative defenses to Calpine’s claims as well as affirmative counterclaims against Calpine related to the Acquisition for (i) breach of its covenant of solvency contained in the Purchase and Sale Agreement with respect to the Acquisition and interrelated agreements concurrently executed therewith, dated July 7, 2005, by and among Calpine, the Company, and various other signatories thereto (collectively, the “Purchase Agreement”), (ii) fraud and fraud in a real estate transaction, (iii) breach of contract, (iv) conversion, (v) civil theft and (vi) setoff.  Due to the time it has taken the parties to complete document discovery, the parties have agreed, at this point, to extend the time period for discovery in the Lawsuit. The Bankruptcy Court has not set a firm discovery deadline or a trial date.

Remaining Issues with Respect to the Acquisition

Separate from the Calpine lawsuit, Calpine has taken the position that the Purchase Agreement (and its constituent parts) are “executory contracts”, which Calpine may assume or reject.  Following the July 7, 2005 closing of the Acquisition and as of the date of Calpine’s bankruptcy filing, there were open issues regarding legal title to certain properties included in the Purchase Agreement. On September 25, 2007, the Bankruptcy Court approved Calpine’s Disclosure Statement accompanying its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code, in which Calpine revealed it had not yet made a decision as to whether to assume or reject its remaining duties and obligations under the Purchase Agreement.  The Company may contend that the Purchase Agreement is not an executory contract which Calpine may choose to reject.  If the Court were to determine that the Purchase Agreement is an executory contract, the Company may contend the various agreements entered into as part of the transaction constitute a single contract for purposes of assumption or rejection under the Bankruptcy Code, and the Company may argue that Calpine cannot choose to assume certain of the agreements and to reject others.  This issue may be contested by Calpine.  If the Purchase Agreement is held to be executory, the deadline by when Calpine must exercise its decision to assume or reject the Purchase Agreement and the further duties and obligations required therein would normally have been the date on which Calpine’s Plan of Reorganization was confirmed; however, in order to address certain issues, Calpine and the Company have agreed to extend this deadline until fifteen days following the entry of a final, unappealable order in the Lawsuit, and the parties set forth this agreement in the Plan of Reorganization approved by the Bankruptcy Court on December 19, 2007.

Open Issues Regarding Legal Title to Certain Properties

Under the Purchase Agreement, Calpine is required to resolve the open issues regarding legal title to interests in certain properties.  At the closing of the Acquisition on July 7, 2005, the Company retained approximately $75 million of the purchase price in respect to leases and wells identified by Calpine as requiring third-party consents or waivers of preferential rights to purchase that were not received by the parties before closing (“Non-Consent Properties”).  The interests in Non-Consent Properties were not included in the conveyances delivered at the closing of the Acquisition.  Subsequent analysis determined that a significant portion of the Non-Consent Properties did not require consents or waivers.  For that portion of the Non-Consent Properties for which third-party consents were in fact required and for which either the Company or Calpine obtained the required consents or waivers, as well as for all Non-Consent Properties that did not require consents or waivers, the Company contends Calpine was and is obligated to have transferred to the Company the record title, free of any mortgages and other liens.

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

The Company believes it is the equitable owner of each of the Non-Consent Properties for which Calpine was and is obligated to have transferred the record title and that such properties are not part of Calpine’s bankruptcy estate.  Upon the Company’s receipt from Calpine of record title, free of any mortgages or other liens, to these Non-Consent Properties (excluding that portion of these properties subject to a validly exercised third party’s preferential right to purchase) and further assurances required to eliminate any open issues on title to the remaining properties discussed below, the Company had been prepared to conclude the remaining aspects of the Acquisition.  The Company has excluded from its statement of operations for the three months ended March 31, 2008 and 2007, estimated net revenues and estimated production from interests in certain leases and wells being a portion of the Non-Consent Properties, including those properties subject to preferential rights.

On September 11, 2007, the Bankruptcy Court entered an order approving that certain Partial Transfer and Release Agreement (“PTRA”) negotiated by and between the Company and Calpine which, among other things, resolves issues in regard to title of certain of the other oil and natural gas properties the Company purchased from Calpine in the Acquisition and for which payment was made to Calpine on July 7, 2005.  The Company entered into a new Marketing and Services Agreement (“MSA”) with Calpine Producer Services, L.P. (“CPS”) for a two-year period commencing on July 1, 2007 but which is subject to earlier termination by the Company on the occurrence of certain events. The additional documentation received from Calpine under the PTRA eliminates open issues in the Company’s title and resolves any issues as to the clarity of the Company’s ownership in certain properties located in the Gulf of Mexico, California, and Wyoming (collectively, the “PTRA Properties”), including all oil and gas properties requiring ministerial approvals, such as leases with the U.S. Minerals Management Service (“MMS”), California State Lands Commission (“CSLC”) and U.S. Bureau of Land Management (“BLM”). However, the PTRA was executed without prejudice to Calpine’s fraudulent conveyance action or its right, if any, to reject the Purchase Agreement, and without prejudice to the Company’s rights and legal arguments in relation thereto, including the Company’s various counterclaims.  The PTRA did not otherwise address or resolve open issues with respect to the Non-Consent Properties and certain other properties.

The Company recorded the conveyances of those PTRA Properties in California not requiring governmental agency approval.  On October 30, 2007, the CSLC approved the assignment of the State of California leases and rights of way to the Company from Calpine and resolved open issues under an audit the State of California had conducted as to these PTRA Properties.  The Company has received the ministerial approval by the MMS for the assignment of Calpine’s interests in MMS Federal Offshore leases for South Pelto 17 and South Timalier 252 to the Company.

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

Sale of Natural Gas to Calpine

In addition, the issues involving legal title to certain properties, the Company executed, as part of the interrelated agreements that constitute the Purchase Agreement, certain natural gas sales agreements with Calpine Energy Services, L.P. (“CES”), which also filed for bankruptcy on December 20, 2005.  During the period following Calpine’s filing for bankruptcy, CES has continued to make the required deposits into the Company’s margin account and to timely pay for natural gas production it purchases from the Company’s subsidiaries under these various natural gas sales agreements.  Although Calpine indicated in conjunction with the Plan of Reorganization that it intended to assume the CES natural gas sales agreements with the Company separate from the Purchase Agreement, the Company disagrees that Calpine may assume anything less than the entire Purchase Agreement and the parties agreed to postpone any dispute on this issue until resolution of the Lawsuit.

Calpine’s Marketing of the Company’s Production

As part of the PTRA, the Company entered into the MSA with CPS, effective July 1, 2007, which was approved by the Bankruptcy Court on September 11, 2007. Under the MSA, CPS provides marketing and related services in relation to the sales of the Company’s natural gas production and charges the Company a fee. This MSA extends CPS’ obligations to provide such services until June 30, 2009. The MSA is subject to early termination by the Company upon the occurrence of certain events.

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

On July 7, 2006, the Company filed an objection in response to Calpine’s motion, wherein the Company asserted that oil and natural gas leases constitute interests in real property that are not subject to “assumption” under the Bankruptcy Code. In the objection, the Company also requested that (i) the Bankruptcy Court eliminate from the order certain Federal offshore leases from the Calpine motion because these properties were fully conveyed to the Company in July 2005, and the MMS has subsequently recognized the Company as owner and, as applicable, operator of all of these Federal offshore leases excepting two of them which expired before the Company received such recognition by the MMS, and (ii) any order entered by the Bankruptcy Court be without prejudice to, and fully preserve the Company’s rights, claims and legal arguments regarding the characterization and ultimate disposition of the remaining described oil and natural gas properties.  In the Company’s objection, the Company also urged the Bankruptcy Court to require the parties to promptly address and resolve any remaining issues under the pre-bankruptcy definitive agreements with Calpine and proposed to the Bankruptcy Court that the parties could seek mediation to complete the following:

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

With respect to the stipulations between Calpine and MMS and Calpine and CSLC extending the deadline to assume or reject the MMS Oil and Gas Leases and the CSLC Leases respectively, these parties further extended this deadline by stipulation. The deadline was first extended to January 31, 2007, was further extended to April 15, 2007 with respect to the MMS Oil and Gas Leases and April 30, 2007 with respect to the CSLC Leases, was further extended again to September 15, 2007 with respect to the MMS Oil and Gas Leases and July 15, 2007 and, October 31, 2007 with respect to the CSLC Leases. The Bankruptcy Court entered Orders related to the MMS Oil and Gas Leases and CSLC Leases which included appropriate language that the Company negotiated with Calpine for the Company’s protection in this regard. The MMS Oil and Gas Leases and CSLC Leases were included in the PTRA that was approved by the Bankruptcy Court on September 11, 2007, with the result that there is no further need for the parties to contest whether the MMS Oil and Gas Leases and the CLSC Leases are appropriate for inclusion in Calpine’s 365 motion.    The PTRA approved by the Bankruptcy Court, among other things, resolves open issues in regard to the Company’s title to ownership of all of the unexpired MMS Oil and Gas Leases and the CLSC Leases.  However, the PTRA was executed without prejudice to Calpine’s fraudulent conveyance action or its rights, if any, to reject the Purchase Agreement and the Company’s rights and legal arguments in relation thereto.

On June 20, 2007, Calpine filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court.  Calpine had indicated in its filings with the Bankruptcy Court that it believed substantial payments in the form of cash or newly issued stock, or some combination thereof, would be made to unsecured creditors under its proposed Plan of Reorganization that could conceivably result in payment of 100% of allowed claims and possibly provide some payment to its equity holders.  The amounts any plan ultimately distributes to its various claimants of the Calpine estate, including unsecured creditors, will depend on the amount of allowed claims that remain following the objection process. The Bankruptcy Court approved Calpine’s Plan of Reorganization on December 19, 2007, overruling the Company’s objection to the releases granted by this plan to prior and current directors and officers of Calpine and certain of its law firms and other professional advisors.

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

•
Calpine delivers to the Company documents that resolve title issues pertaining to the PTRA Properties, defined as certain previously purchased oil and gas properties located in the Gulf of Mexico, California and Wyoming;

•	The Company assumes all Calpine's rights and obligations for an audit by the CSLC on part of the PTRA Properties; and

•	The Company assumes all rights and obligations for the PTRA Properties, including all plugging and abandonment liabilities.

On September 11, 2007, the Bankruptcy Court approved the PTRA. The PTRA did not resolve the open issues on the Non-Consent Properties and certain other properties.

Notwithstanding the PTRA, as a result of Calpine’s bankruptcy, there remains the possibility that there will be issues between the Company and Calpine that could amount to material contingencies in relation to the litigation filed by Calpine against the Company or the Purchase Agreement, including unasserted claims and assessments with respect to (i) Calpine’s remaining performance under the  Purchase Agreement and the amounts that will be payable in connection therewith, (ii) whether or not Calpine and its affiliated debtors will, in fact, perform their remaining obligations in connection with the Purchase Agreement and PTRA; and (iii) the issues pertaining to the Non-Consent Properties.

Arbitration between Calpine Corp./RROLP and Pogo Producing Company

On September 1, 2004, Calpine and Calpine Natural Gas L.P. sold their New Mexico oil and natural gas assets to Pogo Producing Company (“Pogo”). During the course of that sale, Pogo made three title defect claims on properties sold by Calpine (valued at approximately $2.7 million in the aggregate, subject to a $0.5 million deductible assuming no reconveyance) claiming that certain leases subject to the sale had expired because of lack of production. With the Company’s assistance, Calpine had undertaken without success to resolve this matter by obtaining ratifications of a majority of the questionable leases. Calpine filed for bankruptcy protection before Pogo filed arbitration against it. Even though this is a retained liability of Calpine, Calpine had earlier declined to accept the Company’s tender of defense and indemnity when Pogo filed for arbitration against the Company.  The Company filed a motion to stay this arbitration under the automatic stay provision of the Bankruptcy Code which motion was granted by the Bankruptcy Court on April 24, 2007.  The Company intends to cooperate with Calpine in defending against Pogo’s claim should it resume; however, it is too early for management to determine whether this matter will affect the Company, and if so, in what amount.  This is due, but not limited to uncertainty concerning (i) whether or not Pogo’s proofs of claim will be fully satisfied by Calpine under its approved Plan of Reorganization; and (ii) whether, and if so, the extent to which, Calpine may reimburse the Company for its claim for its defense costs and any arbitration award regarding the Pogo claim.  The Company and Calpine have entered into a joint defense agreement whereby Calpine has taken over the defense of Pogo’s claims and is indemnifying the Company.

(10)	Comprehensive Income

The Company’s total comprehensive (loss) income is shown below.

	Three Months Ended March 31,
	2008		2007
	(In thousands)
Accumulated other comprehensive (loss) income beginning of period		$(7,225)		$6,315
Net income	$27,489		$13,991

Change in fair value of derivative hedging instruments	(66,665)		(32,346)
Hedge settlements reclassed to income	826		(5,044)
Tax effect related to hedges	24,525		14,096
Total other comprehensive loss	(41,314)	(41,314)	(23,294)	(23,294)

Comprehensive loss	(13,825)		(9,303)
Accumulated other comprehensive loss		$(48,539)		$(16,979)

(11)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding common stock awards and stock options were exercised at the end of the period.

The following is a calculation of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Basic weighted average number of shares outstanding	50,485	50,325
Dilution effect of stock option and awards at the end of the period	234	158
Diluted weighted average number of shares outstanding	50,719	50,483

Anti-dilutive stock awards and shares	311	435

(12)	Geographic Area Information

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

Oil and Natural Gas Revenue

	Three Months Ended March 31,
	2008 (1)	2007 (1)
	(In thousands)
California	$36,771	$27,092
Rocky Mountains	6,850	1,526
Mid-Continent	552	804
Lobo	36,144	24,876
Perdido	8,089	5,768
Texas State Waters	15,032	809
Other Onshore	10,728	4,403
Gulf of Mexico	14,868	5,474
Total revenue	$129,034	$70,752

(1)	Excludes the effects of hedging losses of $0.7 million and hedging gains of $5.0 million for the three months ended March 31, 2008 and 2007, respectively.

Oil and Natural Gas Properties

	March 31, 2008	December 31, 2007
	(In thousands)
California	$554,669	$540,924
Rocky Mountains	82,250	76,343
Mid-Continent	14,629	14,698
Lobo	533,342	515,096
Perdido	77,772	76,259
Texas State Waters	58,052	55,918
Other Onshore	135,050	130,977
Gulf of Mexico	156,542	155,867
Other	6,903	6,393
Total property and equipment	$1,619,209	$1,572,475

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

The forward-looking statements contained in this report are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	The supply and demand for natural gas and oil;

•	The price of natural gas and oil;

•	Conditions in the energy markets;

•	Changes or advances in technology;

•	Reserve levels;

•	Currency exchange rates and inflation;

•	The availability and cost of relevant raw materials, goods and services;

•	Commodity prices;

•	Future processing volumes and pipeline throughput;

•	The occurrence of property acquisitions or divestitures;

•	Drilling and exploration risks;

•	The availability and cost of processing and transportation;

•	Developments in oil-producing and natural gas-producing countries;

•	Competition in the oil and natural gas industry;

•	The ability and willingness of our current or potential counterparties or vendors to enter into transactions with us and/or to fulfill their obligations to us;

•	Our ability to access the capital markets on favorable terms or at all;

•	Our ability to obtain credit and/or capital in desired amounts and/or on favorable terms;

•	Present and possible future claims, litigation and enforcement actions;

•	Effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion addresses material changes in the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and the material changes in financial condition since December 31, 2007.  It is presumed that readers have read or have access to our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, which includes, as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, disclosures regarding critical accounting policies.

We continue to execute our strategy to increase value per share.  The following summarizes our performance for the first three months of 2008 as compared to the same period for 2007:

•	Production on an equivalent basis increased 42%;

•	Total revenue, including the effects of hedging, increased $52.5 million or 69%;

•	Net income increased $13.5 million or 96%;

•	Diluted earnings per share increased $0.26 or 93%; and

•	Drilled 36 gross wells with a success rate of 81%.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2007, we identified our most critical accounting policies upon which our financial condition depends as those relating to oil and natural gas reserves, full cost method of accounting, derivative transactions and hedging activities, income taxes and stock-based compensation.

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

Our ceiling test computation was calculated using hedge adjusted market prices at March 31, 2008, which were based on a Henry Hub price of $9.37 per MMBtu and a West Texas Intermediate oil price of $105.63 per Bbl (adjusted for basis and quality differentials). Cash flow hedges of natural gas production in place at March 31, 2008 decreased the calculated ceiling value by approximately $37.7 million (net of tax). There was no write-down required to be recorded at March 31, 2008.  Due to the volatility of commodity prices, should natural gas prices decline in the future, it is possible that a write-down could occur.

Effective January 1, 2008, the Company partially adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as it relates to the valuation of financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Based upon the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, the Company’s natural gas swaps, natural gas zero cost collars and interest rate swaps were determined to be Level 3 instruments.  Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.  The valuation of our derivative instruments was derived from third party broker quotes.  The adoption of  SFAS No. 157 for financial assets and liabilities did not have a significant effect on our consolidated financial position, results of operations or cash flows.

Recent Accounting Developments

For a discussion of recent accounting developments, see Note 2 to the Consolidated Financial Statements in Part I. Item 1. Financial Statements.

Results of Operations

Revenues. Our revenues are derived from the sale of our oil and natural gas production, which includes the effects of qualifying hedge contracts.  Our revenues may vary significantly from period to period as a result of changes in commodity prices or volumes of production sold.  Total revenue for the first three months of 2008 was $128.3 million which is an increase of $52.5 million, or 69%, from the three months ended March 31, 2007. Natural gas sales, excluding the effects of hedging, increased by $49.0 million with $21.6 million attributable to a 34% increase in natural gas prices and $27.4 million attributable to a 43% increase in production volumes.  Oil sales increased by $9.3 million with $7.1 million associated with an increase in the price of oil and an increase of $2.1 million associated with increased production.  Approximately 88% of revenue was attributable to natural gas sales on total volumes of 13.8 Bcfe.

The following table presents information regarding our revenues and production volumes:

	Three Months Ended March 31,
	2008	2007	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)
Total revenues	$128,333	$75,796	69%

Production:
Gas (Bcf)	12.9	9.0	43%
Oil (MBbls)	158.7	120.0	32%
Total Equivalents (Bcfe)	13.8	9.7	42%

$ per unit:
Avg. Gas Price per Mcf	$8.74	$7.68	14%
Avg. Gas Price per Mcf excluding Hedging	8.80	7.12	24%
Avg. Oil Price per Bbl	100.10	55.29	81%
Avg. Revenue per Mcfe including hedges	9.29	7.81	19%

Natural Gas.  For the three months ended March 31, 2008, natural gas revenue increased by $43.3 million, including the realized impact of derivative instruments, from the comparable period in 2007, to $112.4 million. This increase is primarily due to an increase in the number of wells producing in 2008 as compared to 2007 as well as an increase in production volumes in California, which includes the acquisition of properties in the second quarter of 2007, the Rocky Mountains, the Lobo and Texas State Waters.  Also, the average gas price, including the effects of hedging, increased by $1.06 from $7.68 for the three months ended 2007 to $8.74 for comparable period in 2008.  The effect of gas hedging activities on natural gas revenue for the three months ended March 31, 2008 was a loss of $0.7 million as compared to a gain of $5.0 million for the three months ended March 31, 2007.

Crude Oil.  For the three months ended March 31, 2008, oil revenue was $15.9 million as compared to $6.6 million for the comparable period in 2007.  This increase is attributable to the average realized price increase of $44.81 per Bbl from $55.29 per Bbl for the three months ended March 31, 2007 to $100.10 per Bbl for the three months ended March 31, 2008.   The increase in oil production volumes was primarily in Texas State Waters and California.

Operating Expenses

The following table presents information regarding our operating expenses:

	Three Months Ended March 31,
	2008	2007	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)
Lease operating expense	$13,414	$8,796	53%
Production taxes	3,437	985	249%
Depreciation, depletion and amortization	51,414	30,551	68%
General and administrative costs	12,107	8,069	50%

$ per unit:
Avg. lease operating expense per Mcfe	$0.97	$0.91	7%
Avg. production taxes per Mcfe	0.25	0.10	150%
Avg. DD&A per Mcfe	3.72	3.15	18%
Avg. G&A per Mcfe	0.88	0.83	6%

Our operating expenses are primarily related to the following items:

Lease Operating Expense.  Lease operating expense increased $4.6 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.   The overall increase is due to a $3.1 million increase in direct lease operating expense and a $1.2 million increase in ad valorem tax.  The increase in direct lease operating expense is due to the increase in production of 42% which includes the effect of new wells drilled in 2008 versus 2007. The increase in ad valorem expense is primarily due to the higher property appraisals in California.

Production Taxes.  Production taxes increased primarily due to the 42% increase in production volumes and timing differences related to the State of Texas high cost gas exemptions and reduced tax rates.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization (“DD&A”) expense increased $20.9 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The increase is due to a 42% increase in total production and a higher DD&A rate as compared to 2007.  The DD&A rate for the first quarter of 2008 was $3.72 per Mcfe while the rate for the first quarter of 2007 was $3.15 per Mcfe.  The increase in the rate was due to a higher full cost asset base over a comparable reserve base in the first quarter of 2008 as compared to the same period in 2007.

General and Administrative Costs.  General and administrative costs increased by $4.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This increase is primarily due to the increase of $5.1 million in legal expenses associated with the Calpine litigation as well as higher payroll expenses associated with the increase in the number of employees.  The above increase is offset with a decrease of $1.1 million in stock compensation expense associated with the forfeitures of stock-based compensation awards and a change in our estimated forfeiture rate.

 Total Other Expense

Other expense includes interest expense, interest income and other income/expense, net which was comparable for the three months ended March 31, 2008 to the three months ended March 31, 2007.  The interest income is earned on cash balances, which were greater during the quarter ended March 31, 2007 versus March 31, 2008; however, there was a decrease in the interest expense due to a lower interest rate on our variable rate debt for the first quarter of 2008 versus the comparable period for 2007.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2008 and 2007 was 35.5% and 38.0%, respectively.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to state income taxes, tax credits and other permanent differences.

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

Senior Secured Revolving Line of Credit.  In July 2005, BNP Paribas provided us with a senior secured revolving line of credit concurrent with the Acquisition in the amount of up to $400.0 million (“Revolver”). This Revolver was syndicated to a group of lenders on September 27, 2005. Availability under the Revolver is restricted to the borrowing base, which initially was $275.0 million and was reset to $325.0 million, upon amendment, as a result of the hedges put in place in July 2005 and the favorable effects of the exercise of the over-allotment option we granted in our private equity offering in July 2005. In July 2005, we repaid $60.0 million of the $225.0 million in original borrowings on the Revolver. In addition, in 2007, we increased our net borrowings against the Revolver by $5.0 million, bringing the balance to $170.0 million.  The borrowing base is subject to review and adjustment on a semi-annual basis and other interim adjustments, including adjustments based on our hedging arrangements. In May 2007, the borrowing base was adjusted to $350.0 million.  Amounts outstanding under the Revolver bore interest, at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.00% to 1.75%.  Such margins will fluctuate based on the utilization of the facility. Borrowings under the Revolver are collateralized by perfected first priority liens and security interests on substantially all of our assets, including a mortgage lien on oil and natural gas properties having at least 80% of the SEC PV-10 pretax reserve value, a guaranty by all of our domestic subsidiaries, a pledge of 100% of the stock of domestic subsidiaries and a lien on cash securing the Calpine gas purchase and sale contract. These collateralized amounts under the mortgages are subject to semi-annual reviews based on updated reserve information. We are subject to the financial covenants of a minimum current ratio of not less than 1.0 to 1.0 as of the end of each fiscal quarter and a maximum leverage ratio of not greater than 3.5 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly with the pro forma effect of acquisitions and divestitures. At March 31, 2008, our current ratio was 2.4 to 1.0, as adjusted per current agreements, and our leverage ratio was 0.8 to 1.0.  In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales and liens on properties. We obtained a waiver of any breach of a loan covenant arising out of Calpine’s institution of Calpine’s fraudulent conveyance action against us and were in compliance with all covenants at March 31, 2008. All amounts drawn under the Revolver are due and payable on July 7, 2009.   Availability under the revolving line of credit was $179.0 million at March 31, 2008.

Second Lien Term Loan.   In July 2005, BNP Paribas provided us with a second lien term loan in the amount of $100.0 million (“Term Loan”). On September 27, 2005, we repaid $25.0 million of borrowings on the Term Loan, reducing the balance to $75.0 million and syndicated the Term Loan to a group of lenders including BNP Paribas. Borrowings under the Term Loan bore interest at LIBOR plus 4.00%.  The Term Loan is collateralized by second priority liens on substantially all of our assets. We are subject to the financial covenants of a minimum asset coverage ratio of not less than 1.5 to 1.0 and a maximum leverage ratio of not more than 4.0 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly with the pro forma effect of acquisitions and divestitures. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. We obtained a waiver of any breach of a loan covenant arising out of Calpine’s institution of Calpine’s fraudulent conveyance action against us and were in compliance with all covenants at March 31, 2008. The revised principal balance of the Term Loan is due and payable on July 7, 2010.

Cash Flows

The following table presents information regarding the change in our cash flow:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows provided by operating activities	$103,245	$46,521
Cash flows used in investing activities	(61,877)	(58,449)
Cash flows provided by financing activities	1,309	55
Net increase (decrease) in cash and cash equivalents	$42,677	$(11,873)

Operating Activities. Key drivers of net cash provided by operating activities are commodity prices, production volumes and costs and expenses, which primarily include operating costs, taxes other than income taxes, transportation and general and administrative expenses.  Net cash provided by operating activities (“Operating Cash Flow”) continued to be a primary source of liquidity and capital used to finance our capital program.

Cash flows provided by operating activities increased by $56.7 million for the three months ended March 31, 2008 as compared to the same period for 2007.  The increase in 2008 primarily resulted from higher oil and gas production and prices.  In addition, at March 31, 2008, we had a working capital deficit of $47.3 million.  This deficit was attributable to the change in the derivative instruments associated with higher gas prices for 2008.

Investing Activities.  The primary driver of cash used in investing activities is capital spending.

Cash flows used in investing activities increased by $3.4 million for the three months ended March 31, 2008 as compared to the same period for 2007.  During the three months ended March 31, 2008, we participated in the drilling of 36 gross wells as compared to the drilling of 45 wells in 2007.

Financing Activities.  The primary driver of cash provided by financing activities are equity transactions associated with the exercise of stock options and vesting of restricted stock.

Cash flows provided by financing activities increased by $1.2 million as compared to the same period for 2007.  The net increase  is primarily related to the stock options exercised in the first quarter of 2008.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2008 decreased by $16.3 million to $46.5 million, versus the comparable period in 2007.  During the three months ended March 31, 2008, we participated in the drilling of 36 gross wells with the majority of these being in the Lobo and DJ Basin regions.  Our positive Operating Cash Flow, along with the availability under our revolving credit facility, are projected to be sufficient to fund our budgeted capital expenditures for 2008, which are projected to be $290.1 million for 2008.

Calpine Matters

On June 29, 2007, Calpine filed an adversary proceeding against us seeking $400 million plus interest as a result of alleged shortfall in value received for the assets involved in the Acquisition, or in the alternative, a return of the domestic oil and gas assets sold to us by Calpine.  See Part II. Item 1. Legal Proceedings for further information regarding the Calpine litigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to market risk primarily related to adverse changes in oil and natural gas prices and interest rates. We use derivative instruments to manage our commodity price risk caused by fluctuating prices.  We do not enter into derivative instruments for trading purposes. For information regarding our exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our annual report filed on Form 10-K for the year ended December 31, 2007 and footnote 4 included in Part I. Item 1. Financial Statements of this Form 10-Q.  There have been no material changes in our exposure to market risk since December 31, 2007.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  Other Information
Item 1.  Legal Proceedings

We are party to various oil and natural gas litigation matters arising out of the ordinary course of business.  While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the consolidated financial statements.

Calpine Bankruptcy

On December 20, 2005, Calpine and certain of its subsidiaries filed for protection under the federal bankruptcy laws in the United States Bankruptcy Court of the Southern District of New York (the “Bankruptcy Court”).  On December 19, 2007, the Bankruptcy Court approved Calpine’s plan of reorganization (“Plan of Reorganization”).  On January 31, 2008, Calpine and certain of its subsidiaries emerged from bankruptcy (the “Plan Effective Date”).

Calpine’s Lawsuit Against Us

On June 29, 2007, Calpine filed an adversary proceeding against us in the Bankruptcy Court (the “Lawsuit”). The complaint alleges that the purchase by us of the domestic oil and natural gas business owned by Calpine (the “Assets”) in July 2005 for $1.05 billion, prior to Calpine filing for bankruptcy, was completed when Calpine was insolvent and was for less than a reasonably equivalent value. Through the Lawsuit, Calpine is seeking (i) monetary damages for the alleged shortfall in value it received for these Assets which it estimates to be at least approximately $400 million plus interest, or (ii) in the alternative, return of the Assets from us. We believe that the allegations in the Lawsuit are without merit, and we continue to believe that it is unlikely that this challenge by Calpine to the fairness of the Acquisition will be successful upon the ultimate disposition of the Lawsuit, or if necessary, in the appellate courts. The Official Committee of Equity Security Holders and the Official Committee of the Unsecured Creditors both intervened in the Lawsuit for the stated purpose of monitoring the proceedings because the committees claimed to have an interest in the Lawsuit, which we dispute because we believe creditors may be paid in full under Calpine’s Plan of Reorganization without regard to the Lawsuit and equity holders have no interest in fraudulent conveyance actions.  Under Calpine’s Plan of Reorganization approved by the Bankruptcy Court on December 19, 2007, the Official Committee of Equity Security Holders was dissolved as of the Plan Effective Date and no longer has any interest in the Lawsuit.  While the Unsecured Creditors Committee also was officially dissolved as of the Plan Effective Date, there are provisions under the approved Plan of Reorganization that will allow it to remain involved in lawsuits to which it is a party, which may include this Lawsuit.

On September 10, 2007, we filed a motion to dismiss the Lawsuit or in the alternative, to stay the Lawsuit. The Bankruptcy Court conducted a hearing upon our motion on October 24, 2007.   Following the hearing, the Bankruptcy Court denied our motion on the basis that certain issues we raised in our motion were premature as the bankruptcy process had not yet established how much Calpine’s creditors would receive.  On November 5, 2007, we filed our answer, affirmative defenses and counterclaims with respect to the Lawsuit, denying the allegations set forth in both counts of the Lawsuit, and asserting affirmative defenses to Calpine’s claims as well as affirmative counterclaims against Calpine related to the Acquisition for (i) breach of its covenant of solvency contained in the Purchase and Sale Agreement with respect to the Acquisition and interrelated agreements concurrently executed therewith, dated July 7, 2005, by and among Calpine, us, and various other signatories thereto (collectively, the “Purchase Agreement”), (ii) fraud and fraud in a real estate transaction, (iii) breach of contract, (iv) conversion, (v) civil theft and (vi) setoff.  Due to the time it has taken the parties to complete document discovery, the parties have agreed, at this point, to extend the time period for discovery in the Lawsuit. The Bankruptcy Court has not set a firm discovery deadline or a trial date.

Remaining Issues with Respect to the Acquisition

Separate from the Calpine lawsuit, Calpine has taken the position that the Purchase Agreement (and its constituent parts) are “executory contracts”, which Calpine may assume or reject.  Following the July 7, 2005 closing of the Acquisition and as of the date of Calpine’s bankruptcy filing, there were open issues regarding legal title to certain properties included in the Purchase Agreement. On September 25, 2007, the Bankruptcy Court approved Calpine’s Disclosure Statement accompanying its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code, in which Calpine revealed it had not yet made a decision as to whether to assume or reject its remaining duties and obligations under the Purchase Agreement.  We may contend that the Purchase Agreement is not an executory contract which Calpine may choose to reject.  If the Court were to determine that the Purchase Agreement is an executory contract, we may contend the various agreements entered into as part of the transaction constitute a single contract for purposes of assumption or rejection under the Bankruptcy Code, and we may argue that Calpine cannot choose to assume certain of the agreements and to reject others.  This issue may be contested by Calpine.  If the Purchase Agreement is held to be executory, the deadline by when Calpine must exercise its decision to assume or reject the Purchase Agreement and the further duties and obligations required therein would normally have been  the date on which Calpine’s Plan of Reorganization was confirmed; however, in order to address certain issues, we and Calpine have agreed to extend this deadline until fifteen days following the entry of a final, unappealable order in the Lawsuit, and the parties set forth this agreement in the Plan of Reorganization approved by the Bankruptcy Court on December 19, 2007.

Open Issues Regarding Legal Title to Certain Properties

Under the Purchase Agreement, Calpine is required to resolve the open issues regarding legal title to interests in certain properties.  At the closing of the Acquisition on July 7, 2005, we retained approximately $75 million of the purchase price in respect to leases and wells identified by Calpine as requiring third-party consents or waivers of preferential rights to purchase that were not received by the parties before closing (“Non-Consent Properties”).  The interests in the Non-Consent Properties were not included in the conveyances delivered at the closing of the Acquisition.  Subsequent analysis determined that a significant portion of the Non-Consent Properties did not require consents or waivers.  For that portion of the Non-Consent Properties for which third-party consents were in fact required and for which either us or Calpine obtained the required consents or waivers, as well as for all Non-Consent Properties that did not require consents or waivers, we contend Calpine was and is obligated to have transferred to us the record title, free of any mortgages and other liens.

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

We believe we are the equitable owner of each of the Non-Consent Properties for which Calpine was and is obligated to have transferred the record title and that such properties are not part of Calpine’s bankruptcy estate.  Upon our receipt from Calpine of record title, free of any mortgages or other liens, to these Non-Consent Properties (excluding that portion of these properties subject to a validly exercised third party’s preferential right to purchase) and further assurances required to eliminate any open issues on title to the remaining properties discussed below, we have been prepared to conclude the remaining aspects of the Acquisition.  We have not included in our statement of operations for the three months ended March 31, 2008 and 2007, estimated net revenues and related estimated production from interests in certain leases and wells being a portion of the Non-Consent Properties, including those properties subject to preferential rights.

On September 11, 2007, the Bankruptcy Court entered an order approving that certain Partial Transfer and Release Agreement (“PTRA”) negotiated by and between us and Calpine which, among other things, resolves issues in regard to title of certain of the other oil and natural gas properties we purchased from Calpine in the Acquisition and for which payment was made to Calpine on July 7, 2005.  We entered into a new Marketing and Services Agreement (“MSA”) with Calpine Producer Services, L.P. (“CPS”) for a two-year period commencing on July 1, 2007 but which is subject to earlier termination by us on the occurrence of certain events. The additional documentation received from Calpine under the PTRA eliminates any open issues in our title and resolves any issues as to the clarity of our ownership in certain properties located in the Gulf of Mexico, California, and Wyoming (collectively, the “PTRA Properties”), including all oil and gas properties requiring ministerial approvals, such as leases with the U.S. Minerals Management Service (“MMS”), California State Lands Commission (“CSLC”) and U.S. Bureau of Land Management (“BLM”). However, the PTRA was executed without prejudice to Calpine’s fraudulent conveyance action or its right, if any, to reject the Purchase Agreement, and without prejudice to our rights and legal arguments in relation thereto, including our various counterclaims.  The PTRA did not otherwise address or resolve open issues with respect to the Non-Consent Properties and certain other properties.

We recorded the conveyances of those PTRA Properties in California not requiring governmental agency approval.  On October 30, 2007, the CSLC approved the assignment of the State of California leases and rights of way to us from Calpine and resolved open issues under an audit the State of California had conducted as to these PTRA Properties.   We have received the ministerial approval by the MMS for the assignment of Calpine’s interests in MMS Federal Offshore leases for South Pelto 17 and South Timalier 252 to us.

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

 Sale of Natural Gas to Calpine

In addition to the issues involving legal title to certain properties, we executed, as part of the interrelated agreements that constitute the Purchase Agreement, certain natural gas sales agreements with Calpine Energy Services, L.P. (“CES”), which also filed for bankruptcy on December 20, 2005.  During the period following Calpine’s filing for bankruptcy, CES has continued to make the required deposits into our margin account and to timely pay for natural gas production it purchases from our subsidiaries under these various natural gas sales agreements.  Although Calpine indicated in conjunction with the Plan of Reorganization that it intended to assume the CES natural gas sales agreements with us separate from the Purchase Agreement, we disagree that Calpine may assume anything less than the entire Purchase Agreement and the parties agreed to postpone any dispute on this issue until resolution of the Lawsuit.

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

On July 7, 2006, we filed an objection in response to Calpine’s motion, wherein we asserted that oil and natural gas leases constitute interests in real property that are not subject to “assumption” under the Bankruptcy Code. In the objection, we also requested that (i) the Bankruptcy Court eliminate from the order certain Federal offshore leases from the Calpine motion because these properties were fully conveyed to us in July 2005, and the MMS has subsequently recognized us as owner and, as applicable, operator of all of these Federal offshore leases excepting two of them which expired before we received such recognition by MMS, and (ii) any order entered by the Bankruptcy Court be without prejudice to, and fully preserve our rights, claims and legal arguments regarding the characterization and ultimate disposition of the remaining described oil and natural gas properties.  In our objection, we also urged the Bankruptcy Court to require the parties to promptly address and resolve any remaining issues under the pre-bankruptcy definitive agreements with Calpine and proposed to the Bankruptcy Court that the parties could seek mediation to complete the following:

•	Calpine’s conveyance of its retained interests in the Non-Consent Properties to us;

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

On August 1, 2006, we filed a number of proofs of claim in the Calpine bankruptcy asserting claims against a variety of Calpine debtors seeking recovery of $27.9 million in liquidated amounts, as well as unliquidated damages in amounts that have not presently been determined.  In the event that Calpine elects to reject the Purchase Agreement or otherwise refuses to perform its remaining obligations therein, we anticipate we will be allowed to amend our proofs of claim to assert any additional damages we suffer as a result of the ultimate impact of Calpine’s refusal or failure to perform under the Purchase Agreement.  In the bankruptcy, Calpine may elect to contest or dispute the amount of damages we seek in our proofs of claim.  We will assert all rights to offset any of our damages against any funds we possess that may be owed to Calpine.  Until the allowed amount of our claims are finally established and the Bankruptcy Court issues its rulings with respect to Calpine’s approved Plan of Reorganization, we cannot predict what amounts we may recover from the Calpine bankruptcy should Calpine reject or refuse to perform under the Purchase Agreement.

With respect to the stipulations between Calpine and MMS and Calpine and CSLC extending the deadline to assume or reject the MMS Oil and Gas Leases and the CSLC Leases respectively, these parties further extended this deadline by stipulation. The deadline was first extended to January 31, 2007, was further extended to April 15, 2007 with respect to the MMS Oil and Gas Leases and April 30, 2007 with respect to the CSLC Leases, was further extended again to September 15, 2007 with respect to the MMS Oil and Gas Leases and July 15, 2007 and, October 31, 2007 with respect to the CSLC Leases. The Bankruptcy Court entered Orders related to the MMS Oil and Gas Leases and CSLC Leases which included appropriate language that we negotiated with Calpine for our protection in this regard.  The MMS Oil and Gas Leases and CSLC Leases were included in the PTRA that was approved by the Bankruptcy Court on September 11, 2007, with the result that there is no further need for the parties to contest whether the MMS Oil and Gas Leases and the CLSC Leases are appropriate for inclusion in Calpine’s 365 motion. The PTRA approved by the Bankruptcy Court, among other things, resolves open issues in regard to our title to ownership of all of the unexpired MMS Oil and Gas Leases and the CLSC Leases.  However, the PTRA was executed without prejudice to Calpine’s fraudulent conveyance action or its rights, if any, to reject the Purchase Agreement and our rights and legal arguments in relation thereto.

On June 20, 2007, Calpine filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court.  Calpine had indicated in its filings with the Bankruptcy Court that it believed substantial payments in the form of cash or newly issued stock, or some combination thereof, would be made to unsecured creditors under its proposed Plan of Reorganization that could conceivably result in payment of 100% of allowed claims and possibly provide some payment to its equity holders.  The amounts any plan ultimately distributes to its various claimants of the Calpine estate, including unsecured creditors, will depend on the amount of allowed claims that remain following the objection process.  The Bankruptcy Court approved Calpine’s Plan of Reorganization on December 19, 2007, overruling our objection to the releases granted by this plan to prior and current directors and officers of Calpine and certain of its law firms and other professional advisors.

On August 3, 2007, we executed the PTRA, resolving certain open issues without prejudice to Calpine’s avoidance action and, if the Court concludes the Purchase Agreement is executory, Calpine’s ability to assume or reject the Purchase Agreement.  The principal terms are as follows:

•
We extended certain marketing services by executing a new MSA with CPS through and until June 30, 2009, effective as of July 1, 2007.  This agreement is subject to earlier termination rights by us upon the occurrence of certain events;

•
Calpine delivers to us documents that resolve title issues pertaining to the PTRA Properties defined as certain previously purchased oil and gas properties located in the Gulf of Mexico, California and Wyoming;

•	We assume all Calpine's rights and obligations for an audit by the CSLC on part of the PTRA Properties; and

•	We assume all rights and obligations for the PTRA Properties, including all plugging and abandonment liabilities.

On September 11, 2007, the Bankruptcy Court approved the PTRA.  The PTRA did not resolve the open issues on the Non-Consent Properties and certain other properties.

Notwithstanding the PTRA, as a result of Calpine’s bankruptcy, there remains the possibility that there will be issues between us and Calpine that could amount to material contingencies in relation to the litigation filed by Calpine against us or the Purchase Agreement, including unasserted claims and assessments with respect to (i) Calpine’s remaining performance under the Purchase Agreement and the amounts that will be payable in connection therewith, (ii) whether or not Calpine and its affiliated debtors will, in fact, perform their remaining obligations in connection with the Purchase Agreement and PTRA; and (iii) the issues pertaining to the Non-Consent Properties.

Arbitration between Calpine/Rosetta and Pogo Producing Company

On September 1, 2004, Calpine and Calpine Natural Gas L.P. sold their New Mexico oil and natural gas assets to Pogo Producing Company (“Pogo”). During the course of that sale, Pogo made three title defect claims on properties sold by Calpine (valued at approximately $2.7 million in the aggregate, subject to a $0.5 million deductible assuming no reconveyance) claiming that certain leases subject to the sale had expired because of lack of production. With Rosetta’s assistance, Calpine had undertaken without success to resolve this matter by obtaining ratifications of a majority of the questionable leases. Calpine filed for bankruptcy protection before Pogo filed arbitration against it. Even though this is a retained liability of Calpine, Calpine had earlier declined to accept the Company’s tender of defense and indemnity when Pogo filed for arbitration against us.  We filed a motion to stay this arbitration under the automatic stay provision of the Bankruptcy Code which motion was granted by the Bankruptcy Court on April 24, 2007.  We intend to cooperate with Calpine in defending against Pogo’s claim should it resume; however, it is too early for management to determine whether this matter will affect us, and if so, in what amount.  This is due, but not limited to uncertainty concerning (i) whether or not Pogo’s proofs of claim will be fully satisfied by Calpine under its approved Plan of Reorganization; and (ii) whether and if so, the extent to which, Calpine may reimburse us for our claim for our defense costs and any arbitration award regarding the Pogo claim.  We have entered into a joint defense agreement with Calpine whereby Calpine has taken over the defense of Pogo’s claims and is indemnifying us.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the three months ended March 31, 2008

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,766	$19.83	-	-
February 1 - February 29	3,958	19.57	-	-
March 1 - March 31	2,244	20.61	-	-
Total	8,968	$19.91	-	-

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.  These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Issuance of Unregistered Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

(a)	Rosetta reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

(b)
There have been no material changes to the procedures by which securities holders may recommend nominees to our board of directors since our most recent disclosure of such procedures contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our definitive proxy statement filed with respect to our 2008 annual meeting.

Item 6.    Exhibits

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

ROSETTA RESOURCES INC.
By:	/s/ MICHAEL J. ROSINSKI
Michael J. Rosinski
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Date: May 9,  2008

ROSETTA RESOURCES INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Periodic Financial Reports by Randy L. Limbacher in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Michael J. Rosinski in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Randy L. Limbacher and Michael J. Rosinski in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350