Form 10-Q
period 2008-06-30
Rosetta Resources Inc.
filed 2008-08-08
CIK 1340282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2008

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
_______________

Commission File Number: 000-51801
_______________

ROSETTA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2083519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Texas, Suite 2800, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (713) 335-4000
_______________

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

The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of August 1, 2008 was 51,678,319.

Part I. Financial Information
Item 1. Financial Statements

Rosetta Resources Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,768	$3,216
Accounts receivable	87,335	55,048
Derivative instruments	-	3,966
Deferred income taxes	40,085	-
Prepaid expenses	5,392	10,413
Other current assets	3,892	4,249
Total current assets	$207,472	$76,892
Oil and natural gas properties, full cost method, of which $41.0 million at June 30, 2008 and $40.9 million at December 31, 2007 were excluded from amortization	1,702,274	1,566,082
Other fixed assets	7,357	6,393
	1,709,631	1,572,475
Accumulated depreciation, depletion, and amortization	(396,905)	(295,749)
Total property and equipment, net	1,312,726	1,276,726
Deferred loan fees	1,605	2,195
Other assets	1,321	1,401
Total other assets	2,926	3,596
Total assets	$1,523,124	$1,357,214

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,718	$33,949
Accrued liabilities	48,888	64,216
Royalties payable	32,079	18,486
Derivative instruments	107,611	2,032
Prepayment on gas sales	27,844	20,392
Deferred income taxes	-	720
Total current liabilities	255,140	139,795
Long-term liabilities:
Derivative instruments	46,582	13,508
Long-term debt	245,000	245,000
Asset retirement obligation	26,028	18,040
Deferred income taxes	93,835	67,916
Total liabilities	666,585	484,259
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued in 2008 or 2007	-	-
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 50,849,270 shares and 50,542,648 shares at June 30, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	769,402	762,827
Treasury stock, at cost; 121,639 and 109,303 shares at June 30, 2008 and December 31, 2007, respectively	(2,309)	(2,045)
Accumulated other comprehensive loss	(96,756)	(7,225)
Retained earnings	186,152	119,348
Total stockholders' equity	856,539	872,955
Total liabilities and stockholders' equity	$1,523,124	$1,357,214

The accompanying notes to the financial statements are an integral part hereof.

Rosetta Resources Inc.
Consolidated Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Natural gas sales	$136,142	$77,436	$248,587	$146,597
Oil sales	18,325	9,438	34,213	16,073
Total revenues	154,467	86,874	282,800	162,670
Operating Costs and Expenses:
Lease operating expense	14,174	12,566	27,588	21,362
Depreciation, depletion, and amortization	51,738	36,342	103,152	66,893
Treating and transportation	1,539	882	2,843	1,645
Marketing fees	1,016	669	1,764	1,332
Production taxes	5,754	1,200	9,192	2,185
General and administrative costs	13,516	9,898	25,623	17,967
Total operating costs and expenses	87,737	61,557	170,162	111,384
Operating income	66,730	25,317	112,638	51,286

Other (income) expense
Interest expense, net of interest capitalized	4,470	4,680	8,024	9,050
Interest income	(317)	(257)	(556)	(1,229)
Other (income) expense, net	(89)	(182)	(131)	(182)
Total other expense	4,064	4,241	7,337	7,639

Income before provision for income taxes	62,666	21,076	105,301	43,647
Provision for income taxes	23,351	7,985	38,497	16,565
Net income	$39,315	$13,091	$66,804	$27,082

Earnings per share:
Basic	$0.78	$0.26	$1.32	$0.54
Diluted	$0.77	$0.26	$1.31	$0.54

Weighted average shares outstanding:
Basic	50,585	50,354	50,547	50,340
Diluted	50,961	50,625	50,873	50,565

The accompanying notes to the financial statements are an integral part hereof.

Rosetta Resources Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$66,804	$27,082
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	103,152	66,893
Deferred income taxes	38,262	16,479
Amortization of deferred loan fees recorded as interest expense	590	590
Income from unconsolidated investments	(166)	(85)
Stock compensation expense	3,677	3,176
Change in operating assets and liabilities:
Accounts receivable	(32,287)	(1,492)
Other current assets	5,379	(11,659)
Other assets	186	331
Accounts payable	4,769	7,345
Accrued liabilities	2,578	(2,247)
Royalties payable	21,045	7,882
Net cash provided by operating activities	213,989	114,295
Cash flows from investing activities
Acquisition of oil and gas properties	(29,503)	(38,656)
Purchases of property and equipment	(119,594)	(128,139)
Disposals of property and equipment	27	1,005
Other	-	26
Net cash used in investing activities	(149,070)	(165,764)
Cash flows from financing activities
Proceeds from stock options excercised	2,898	571
Purchases of treasury stock	(265)	(113)
Net cash provided by financing activities	2,633	458

Net increase (decrease) in cash	67,552	(51,011)
Cash and cash equivalents, beginning of period	3,216	62,780
Cash and cash equivalents, end of period	$70,768	$11,769

Supplemental non-cash disclosures:
Capital expenditures included in accrued liabilities	$19,450	$27,694

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

Principles of Consolidation.  The accompanying consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 contain the accounts of the Company and its majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2008, the Company partially adopted SFAS No. 157 as discussed in Note 5 and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with FSP No. 157-2.  Accordingly, the Company will apply SFAS No. 157 to its nonfinancial assets and liabilities which are disclosed or recognized at fair value on a nonrecurring basis and other assets and liabilities in the first quarter of 2009.  We are still in the process of evaluating SFAS 157 with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include our asset retirement obligations.

The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 permits companies to choose to measure financial instruments and certain other items at fair value that were not previously required to be measured at fair value.  The Company has not elected to present assets and liabilities at fair value that were not required to be measured at fair value prior to the adoption of SFAS No. 159.

Recent Accounting Developments

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”).  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  For pronouncements whose effective date is after March 15, 1992, and for entities initially applying an accounting principle after March 15, 1992 (except for EITF consensus positions issued before March 16, 1992, which become effective in the hierarchy for initial application of an accounting principle after March 15, 1993), an entity shall follow this Statement.  Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. An entity shall follow the disclosure requirements of that Statement, and additionally, disclose the accounting principles that were used before and after the application of the provisions of this Statement and the reason why applying this Statement resulted in a change in accounting principle.  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.  This statement is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact of SFAS No. 161.

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

(3)	Property, Plant and Equipment

The Company’s total property, plant and equipment consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Proved properties	$1,629,344	$1,499,046
Unproved/unevaluated properties	41,004	40,903
Gas gathering systems and compressor stations	31,926	26,133
Other	7,357	6,393
Total oil and natural gas properties	1,709,631	1,572,475
Less: Accumulated depreciation, depletion, and amortization	(396,905)	(295,749)
Total property and equipment, net	$1,312,726	$1,276,726

The Company capitalizes internal costs directly identified with acquisition, exploration and development activities. The Company capitalized $1.4 million and $1.1 million of internal costs for the three months ended June 30, 2008 and 2007, respectively, and $2.8  million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

Included in the Company’s oil and gas properties are asset retirement costs of $24.3 million and $20.1 million as of June 30, 2008 and December 31, 2007, respectively.

Oil and gas properties include costs of $41.0 million and $40.9 million at June 30, 2008 and December 31, 2007, respectively, which were excluded from capitalized costs being amortized.  These amounts primarily represent unproved properties and unevaluated exploration projects in which the Company owns a direct interest.

The Company’s ceiling test computation was calculated using hedge adjusted market prices at June 30, 2008, which were based on a Henry Hub price of $13.10 per MMBtu and a West Texas Intermediate oil price of $140.22 per Bbl (adjusted for basis and quality differentials). Cash flow hedges of natural gas production in place at June 30, 2008 decreased the calculated ceiling value by approximately $88.6 million (net of tax).   There was no write-down required to be recorded at June 30, 2008.  Due to the volatility of commodity prices, should natural gas prices decline in the future, it is possible that a write-down could occur.

(4)	Commodity Hedging Contracts and Other Derivatives

The Company has entered into financial fixed price swaps with prices ranging from $6.81 per MMBtu to $8.63 per MMBtu covering a portion of the Company’s 2008, 2009 and 2010 production. The following financial fixed price swap transactions were outstanding with associated notional volumes and average underlying prices that represent hedged prices of commodities at various market locations at June 30, 2008:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Daily Volume MMBtu	Total of Notional Volume MMBtu	Average Underlying Prices MMBtu	Total of Proved Natural Gas Production Hedged (1)	Fair Market Value Gain/(Loss) (In thousands)
2008	Swap	Cash flow	67,892	12,492,184	7.75	52%	(59,648)
2009	Swap	Cash flow	52,141	19,031,465	7.65	44%	(78,116)
2010	Swap	Cash flow	10,000	3,650,000	8.31	9%	(8,808)
				35,173,649			$(146,572)

______________
(1) Estimated based on net gas reserves presented in the December 31, 2007 Netherland, Sewell, & Associates, Inc. reserve report.

The Company has also entered into costless collar transactions covering a portion of the Company’s 2008 and 2009 production. The costless collars have an average floor price of $8.00 per MMBtu and an average ceiling price of $10.22 per MMBtu.  The following costless collar transactions were outstanding with associated notional volumes and contracted ceiling and floor prices that represent hedge prices at various market locations at June 30, 2008:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Daily Volume MMBtu	Total of Notional Volume MMBtu	Average Floor Price MMBtu	Average Ceiling Price MMBtu	Total of Proved Natural Gas Production Hedged (1)	Fair Market Value Gain/(Loss) (In thousands)
2008	Costless Collar	Cash flow	5,000	920,000	$8.00	$10.55	4%	$(2,204)
2009	Costless Collar	Cash flow	5,000	1,825,000	$8.00	$10.05	4%	$(4,476)
				2,745,000				$(6,680)

______________
(1) Estimated based on net gas reserves presented in the December 31, 2007 Netherland, Sewell, & Associates, Inc. reserve report.

In addition, the Company has hedged the interest rates on $75.0 million of its outstanding debt through 2008 and $50.0 million through June 2009.  As of June 30, 2008, the Company had the following financial interest rate swap positions outstanding:

Settlement Period	Derivative Instrument	Hedge Strategy	Average Fixed Rate	Fair Market Value Gain/(Loss) (In thousands)
2008	Swap	Cash Flow	4.41%	$(652)
2009	Swap	Cash Flow	4.55%	(289)
				$(941)

The Company presents the fair value of their derivatives for which a master netting agreement exists on a net basis in accordance with FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”).

The Company’s current cash flow hedge positions are with counterparties who are lenders in the Company’s credit facilities.  This eliminates the need for independent collateral postings with respect to any margin obligation resulting from a negative change in fair market value of the derivative contracts in connection with the Company’s hedge related credit obligations.  As of June 30, 2008, the Company made no deposits for collateral.

The following table sets forth the results of the Company’s hedge transactions for the respective period for the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Natural Gas	2008	2007	2008	2007
Quantity settled (MMBtu)	6,636,216	5,946,800	12,792,432	11,471,300
Increase (Decrease) in natural gas sales revenue (In thousands)	$(16,595)	$2,433	$(17,296)	$7,477

The following table sets forth the results of the Company’s interest rate hedging transactions settled for the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Swaps	2008	2007	2008	2007
Decrease in interest expense (In thousands)	(335)	$-	(460)	$-

As of June 30, 2008, the Company expects to reclassify losses of $107.6 million to earnings from the balance in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet during the next twelve months.

Gains and losses related to ineffectiveness were immaterial for the three and six months ended June 30, 2008 and 2007.

(5)	Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 as it relates to the valuation of financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant effect on our consolidated financial position, results of operations or cash flows.

As defined in SFAS No. 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).  The three levels of fair value under SFAS No. 157 are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.  Level 3 instruments include natural gas swaps, natural gas zero cost collars and interest rate swaps. The Company utilizes third party broker quotes to determine the valuation of its derivative instruments, accordingly, the Company did not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of June 30, 2008 (In thousands)
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity derivative contracts	-	-	(153,252)	(153,252)
Interest rate swap contracts	-	-	(941)	(941)
Total	-	-	(154,193)	(154,193)

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of the Company’s nonperformance risk on its liabilities.

The table below presents a reconciliation for the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. The fair values of Level 3 derivative instruments are estimated using valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at June 30, 2008.

Derivatives Asset (Liability) (In thousands)
Balance as of January 1, 2008	$(10,792)
Total realized or unrealized gains (losses)
included in earnings	-
included in other comprehensive income	(161,157)
Purchases, issuances and settlements	17,756
Transfers in and out of level 3	-
Balance as of June 30, 2008	$(154,193)

Total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held as of June 30, 2008	$-

(6)	Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation (“ARO”) is as follows:

Six Months Ended June 30, 2008
(In thousands)
ARO as of December 31, 2007	$22,670
Revision of previous estimates	4,505
Liabilities settled during period	(267)
Accretion expense	993
ARO as of June 30, 2008	$27,901

Of the total ARO, approximately $1.9 million is classified as a current liability included in accrued liabilities on the Consolidated Balance Sheet at June 30, 2008.

(7)	Long-Term Debt

The Company’s credit facilities consist of a senior secured revolving line of credit (“Revolver”) up to $400.0 million with a borrowing base of $400.0 million, increased from $350.0 million in June 2008, and a five-year $75.0 million second lien term loan.

As of June 30, 2008, the Company had total outstanding borrowings and letters of credit of $245.0 million and $1.0 million, respectively.  Net borrowing availability under the Revolver was $229.0 million at June 30, 2008.  The Company was in compliance with all covenants at June 30, 2008.

All amounts drawn under the Revolver are due and payable on April 5, 2010.  The principal balance associated with the second lien term loan is due and payable on July 7, 2010.

(8)	Income Taxes

As of June 30, 2008, the Company had no unrealized tax benefits.  The effective tax rate for the three and six months ended June 30, 2008 was 37.3% and 36.6%, respectively.  The effective tax rate for the three and six months ended June 30, 2007 was 37.8 % and 37.9%, respectively.   The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to state income taxes, tax credits and other permanent differences.

(9)	Commitments and Contingencies

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

On July 7, 2008, Rosetta filed a letter with the Bankruptcy Court requesting the required conference with the Court prior to filing a motion for summary judgment.  The basis for the motion for summary judgment is that (i) Calpine is not the proper plaintiff because subsidiaries of Calpine, not Calpine, conveyed the oil and gas business to the Company; (ii) to the extent Calpine owned certain oil and gas leases prior to the transaction, the Company is not the proper defendant because those leases were conveyed to affiliated entities; and (iii) the Company qualifies for safe harbor protection under section 546(e) of the bankruptcy code from and against any fraudulent conveyance claims of Calpine.  The Bankruptcy Court has not yet scheduled a conference; therefore, the Company is unable to state for certain when the actual motion for summary judgment will be filed with the Bankruptcy Court.  On July 11, 2008, the Company filed a motion to disqualify Calpine’s valuation experts, PA Consulting, due to their conflicts of interest, including without limitation their agreement to receive a success fee as compensation, a violation of the New York ethical rules.  A hearing on this motion has been scheduled for August 27, 2008.

Due to the time it has taken the parties to complete document discovery, the parties have agreed, at this point, to extend the time period for discovery in the Lawsuit; however, the Bankruptcy Court has not set a firm discovery deadline or a trial date.

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

The Company believes it is the equitable owner of each of the Non-Consent Properties for which Calpine was and is obligated to have transferred the record title and that such properties are not part of Calpine’s bankruptcy estate.  Upon the Company’s receipt from Calpine of record title, free of any mortgages or other liens, to these Non-Consent Properties (excluding that portion of these properties subject to a validly exercised third party’s preferential right to purchase) and further assurances required to eliminate any open issues on title to the remaining properties discussed below, the Company had been prepared to conclude the remaining aspects of the Acquisition.  The Company has excluded from its statement of operations for the three and six months ended June 30, 2008 and 2007, estimated net revenues and estimated production from interests in certain leases and wells being a portion of the Non-Consent Properties, including those properties subject to preferential rights.

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

The Company recorded the conveyances of those PTRA Properties in California not requiring governmental agency approval.  On October 30, 2007, the CSLC approved the assignment of the State of California leases and rights of way to the Company from Calpine and resolved open issues under an audit the State of California had conducted as to these PTRA Properties.  The Company has received the ministerial approval by the MMS for the assignment of Calpine’s interests in MMS Federal Offshore leases for South Pelto 17 and South Timbalier 252 to the Company.

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

Sale of Natural Gas to Calpine

In addition to the issues involving legal title to certain properties, the Company executed, as part of the interrelated agreements that constitute the Purchase Agreement, certain natural gas sales agreements with Calpine Energy Services, L.P. (“CES”), which also filed for bankruptcy on December 20, 2005.  During the period following Calpine’s filing for bankruptcy, CES has continued to make the required deposits into the Company’s margin account and to timely pay for natural gas production it purchases from the Company’s subsidiaries under these various natural gas sales agreements.  Although Calpine indicated in conjunction with the Plan of Reorganization that it intended to assume the CES natural gas sales agreements with the Company separate from the Purchase Agreement, the Company disagrees that Calpine may assume anything less than the entire Purchase Agreement and the parties agreed to postpone any dispute on this issue until resolution of the Lawsuit.

Calpine’s Marketing of the Company’s Production

As part of the PTRA, the Company entered into the MSA with CPS, effective July 1, 2007, which was approved by the Bankruptcy Court on September 11, 2007. Under the MSA, CPS provides marketing and related services in relation to the sales of the Company’s natural gas production and charges the Company a fee. This MSA extends CPS’ obligations to provide such services until June 30, 2009. The MSA is subject to early termination by the Company upon the occurrence of certain events.  In July 2008, the Company notified Calpine it would not be renewing the MSA and, unless it expired sooner by its terms, the MSA would conclude on June 30, 2009.

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

On June 20, 2007, Calpine filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court.  Calpine had indicated in its filings with the Bankruptcy Court that it believed substantial payments in the form of cash or newly issued stock, or some combination thereof, would be made to unsecured creditors under its proposed Plan of Reorganization that could conceivably result in payment of 100% of allowed claims and possibly provide some payment to its equity holders.  The amounts any plan ultimately distributes to its various claimants of the Calpine estate, including unsecured creditors, will depend on the amount of allowed claims that remain following the objection process. The Bankruptcy Court approved Calpine’s Plan of Reorganization on December 19, 2007, overruling the Company’s objection to the releases granted by this plan to prior and current directors and officers of Calpine and certain of its law firms and other professional advisors. The effective date of the Plan was January 31, 2008.

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

(10)	Comprehensive Income

The Company’s total comprehensive (loss) income is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(In thousands)
Accumulated other comprehensive (loss) income beginning of period		$(48,539)		$(16,979)		$(7,225)		$6,315
Net income	39,315		13,091		66,804		27,082

Change in fair value of derivative hedging instruments	(93,771)		15,825		(160,435)		(16,521)
Hedge settlements reclassed to income	16,930		(2,433)		17,756		(7,477)
Tax provision related to hedges	28,624		(5,049)		53,148		9,047
Total other comprehensive (loss) income	(48,217)	(48,217)	8,343	8,343	(89,531)	(89,531)	(14,951)	(14,951)

Comprehensive (loss) income	(8,902)		21,434		(22,727)		12,131
Accumulated other comprehensive loss		$(96,756)		$(8,636)		$(96,756)		$(8,636)

(11)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding common stock awards and stock options were exercised at the end of the period.

The following is a calculation of basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Basic weighted average number of shares outstanding	50,585	50,354	50,547	50,340
Dilution effect of stock option and awards at the end of the period	376	271	326	225
Diluted weighted average number of shares outstanding	50,961	50,625	50,873	50,565

Anti-dilutive stock awards and shares	313	268	287	407

(12)	Geographic Area Information

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

Oil and Natural Gas Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (1)	2007 (1)	2008 (1)	2007 (1)
	(In thousands)
California	$43,816	$28,504	$80,587	$55,596
Rocky Mountains	9,557	2,760	16,407	4,286
Mid-Continent	711	551	1,263	1,356
Lobo	60,777	28,391	96,920	53,267
Perdido	9,747	7,570	17,836	13,338
State Waters	15,705	838	30,737	1,647
Other Onshore	13,411	4,919	24,141	9,322
Gulf of Mexico	17,336	10,908	32,204	16,381
	$171,060	$84,441	$300,095	$155,193

(1) Excludes the effects of hedging losses of $16.6 million and hedging gains of $2.4 million for the three months ended June 30, 2008 and 2007, respectively, and hedging losses of $17.3 million and hedging gains of $7.5 million for the six months ended June 30, 2008 and 2007, respectively.

Oil and Natural Gas Properties

	June 30, 2008	December 31, 2007
	(In thousands)
California	$569,133	$540,924
Rocky Mountains	124,137	76,343
Mid-Continent	14,690	14,698
Lobo	558,314	515,096
Perdido	84,659	76,259
Texas State Waters	63,096	55,918
Other Onshore	131,336	130,977
Gulf of Mexico	156,909	155,867
Other	7,357	6,393
Total property and equipment	$1,709,631	$1,572,475

(13)	Subsequent Events

Effective July 14, 2008, the Company appointed Mr. Philip L. Frederickson, as an independent director, to the Board of Directors.  In addition to serving on the Board of Directors, Mr. Frederickson was also named a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of Rosetta on August 5, 2008.

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

The forward-looking statements contained in this report are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	The supply and demand for natural gas, and oil;

•	The price of natural gas, and oil;

•	Conditions in the energy markets;

•	Changes or advances in technology;

•	Reserve levels;

•	Inflation;

•	The availability and cost of relevant raw materials, goods and services;

•	Commodity prices;

•	Future processing volumes and pipeline throughput;

•	The occurrence of property acquisitions or divestitures;

•	Drilling and exploration risks;

•	The availability and cost of processing and transportation;

•	Developments in oil-producing and natural gas-producing countries;

•	Competition in the oil and natural gas industry;

•	The ability and willingness of our current or potential counterparties or vendors to enter into transactions with us and/or to fulfill their obligations to us;

•	Our ability to access the capital markets on favorable terms or at all;

•	Our ability to obtain credit and/or capital in desired amounts and/or on favorable terms;

•	Present and possible future claims, litigation and enforcement actions;

•	Effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

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

Overview

The following discussion addresses material changes in the results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, and the material changes in financial condition since December 31, 2007.  It is presumed that readers have read or have access to our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, which includes, as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, disclosures regarding critical accounting policies.

We continue to execute our strategy to increase value per share.  The following summarizes our performance for the first six months of 2008 as compared to the same period for 2007:

•	Production on an equivalent basis increased 35%;

•	Total revenue, including the effects of hedging, increased $120.1 million or 74%;

•	Net income increased $39.7 million or 147%;

•	Diluted earnings per share increased $0.77 or 143%; and

•	Drilled 71 gross wells with a success rate of 83%.

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

Our ceiling test computation was calculated using hedge adjusted market prices at June 30, 2008, which were based on a Henry Hub price of $13.10 per MMBtu and a West Texas Intermediate oil price of $140.22 per Bbl (adjusted for basis and quality differentials). Cash flow hedges of natural gas production in place at June 30, 2008 decreased the calculated ceiling value by approximately $88.6 million (net of tax). There was no write-down required to be recorded at June 30, 2008.  Due to the volatility of commodity prices, should natural gas prices decline in the future, it is possible that a write-down could occur.

The Company has entered into financial fixed price swaps with prices ranging from $6.81 per MMBtu to $8.63 per MMBtu covering a portion of the Company’s 2008, 2009 and 2010 production of approximately 35.2 million MMBtu. The Company has also entered into costless collar transactions covering a portion of the Company’s 2008 and 2009 production of approximately 2.7 million MMBtu. The costless collars have an average floor price of $8.00 per MMBtu and an average ceiling price of $10.22 per MMBtu.   Approximately 92% of total hedged transactions represent hedged prices of commodities at PG&E Citygate and Houston Ship Channel.  The Company’s current cash flow hedge positions are with counterparties who are lenders in the Company’s credit facilities.  This eliminates the need for independent collateral postings with respect to any margin obligation resulting from a negative change in fair market value of the derivative contracts in connection with the Company’s hedge related credit obligations.  As of June 30, 2008, the Company made no deposits for collateral.  Our derivative instrument assets and liabilities relate to commodity hedges that represent the difference between hedged prices and market prices on hedged volumes of the commodities as of June 30, 2008.   We include in our fair value measurement a credit adjustment for our counterparties using Standard and Poors (“S&P”) one year credit and default ratings.

The Company utilizes third party broker quotes to determine the valuation of its derivative instruments and has used this valuation technique since adoption of SFAS 157 on January 1, 2008 and the Company has made no changes or adjustments to our technique since then.  We mark to market on a quarterly basis.  For every $0.10 increase or decrease in natural gas prices, our earnings will be impacted by approximately $1.6 million, net of income taxes.  The effects of these derivative transactions on our natural gas sales are discussed above under “Results of Operations – Natural Gas”.  In addition, the majority of our capital expenditures is discretionary and could be curtailed if our cash flows decline from expected levels.

Recent Accounting Developments

For a discussion of recent accounting developments, see Note 2 to the Consolidated Financial Statements in Part I. Item 1. Financial Statements.

Results of Operations

Revenues. Our revenues are derived from the sale of our oil and natural gas production, which includes the effects of qualifying hedge contracts.  Our revenues may vary significantly from period to period as a result of changes in commodity prices or volumes of production sold.  Total revenue for the first six months of 2008 was $282.8 million, including the effects of hedging, which is an increase of $120.1 million, or 74%, from the six months ended June 30, 2007. Natural gas sales, excluding the effects of hedging, increased by $126.8 million with $75.1 million attributable to a 23% increase in natural gas prices and $51.7 million attributable to a 37% increase in production volumes.  Oil sales increased by $18.1 million with $16.0 million associated with an increase in the price of oil and an increase of $2.1 million associated with increased production.  Approximately 88% of revenue was attributable to natural gas sales on total volumes of 27.9 Bcfe.

The following table presents information regarding our revenues and production volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change Increase/ (Decrease)	2008	2007	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)
Total revenues	$154,467	$86,874	78%	$282,800	$162,670	74%

Production:
Gas (Bcf)	13.2	10.0	32%	26.1	19.0	37%
Oil (MBbls)	147.2	149.4	(1%)	305.9	269.3	14%
Total Equivalents (Bcfe)	14.1	10.9	29%	27.9	20.6	35%

$ per unit:
Avg. Gas Price per Mcf	$10.30	$7.74	33%	$9.53	$7.72	23%
Avg. Gas Price per Mcf, excluding Hedging	11.56	7.50	54%	10.20	7.32	39%
Avg. Oil Price per Bbl	124.51	63.17	97%	111.85	59.68	87%
Avg. Revenue per Mcfe	10.96	7.97	38%	10.13	7.90	28%

Natural Gas.  For the three months ended June 30, 2008, natural gas revenue increased by 76% or $58.7 million, including the realized impact of derivative instruments, from the comparable period in 2007 to $136.1 million.  This is primarily due to an increase of 33% in the average gas price, including the effects of hedging, which increased by $2.56 from $7.74 per Mcf for the three months ended June 30, 2007 to $10.30 per Mcf for the comparable period in 2008.  In addition, production volumes increased, overall by 32% or 3.2 Bcfe, in all geographic areas except for the Perdido region. The effect of gas hedging activities on natural gas revenue for the three months ended June 30, 2008 was a loss of $16.6 million or a decrease of $1.26 per Mcf as compared to a gain of $2.4 million for the three months ended June 30, 2007.

For the six months ended June 30, 2008, natural gas revenue increased by 70% or $102.0 million, including the realized impact of derivative instruments, from the comparable period in 2007 to $248.6 million.  This increase was due to a higher average gas price and production volumes.  The average gas price, including the effects of hedging, increased by 23% or $1.81 from $7.72 per Mcf for the six months ended June 30, 2007 to $9.53 per Mcf for the comparable period in 2008.  An increase in the number of wells producing in 2008 provided higher production volumes of 7.1 Bcfe or an increase of 37% in all geographic areas.

Crude Oil.  For the three months ended June 30, 2008, oil revenue was $18.3 million for a 95% increase as compared to $9.4 million for the comparable period in 2007.  This increase is attributable to the average realized price increase of 97% or $61.34 per Bbl from $63.17 per Bbl for the three months ended June 30, 2007 to $124.51 per Bbl for the three months ended June 30, 2008.  Oil production volumes were comparable for the respective periods remaining relatively flat at 147.2 MBbls.

For the six months ended June 30, 2008, oil revenue increased by 113% or $18.1 million due to the 87% increase in the average realized oil price of $52.17 per Bbl from $59.68 per Bbl to $111.85 per Bbl.  Oil production volumes were slightly higher with increases in the Texas State Waters offset by a decline in Offshore.

Operating Expenses

The following table presents information regarding our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change Increase/ (Decrease)	2008	2007	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)
Lease operating expense	$14,174	$12,566	13%	$27,588	$21,362	29%
Production taxes	5,754	1,200	380%	9,192	2,185	321%
Depreciation, depletion and amortization	51,738	36,342	42%	103,152	66,893	54%
General and administrative costs	13,516	9,898	37%	25,623	17,967	43%

$ per unit:
Avg. lease operating expense per Mcfe	$1.01	$1.15	(12%)	$0.99	$1.04	(5%)
Avg. production taxes per Mcfe	0.41	0.11	273%	0.33	0.11	200%
Avg. DD&A per Mcfe	3.67	3.33	10%	3.70	3.25	14%
Avg. G&A per Mcfe	0.96	0.91	5%	0.92	0.87	6%

Lease Operating Expense.  Lease operating expense increased $1.6 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The overall increase is due to a $1.4 million increase in direct lease operating expense primarily related to equipment rentals and chemicals of $0.9 million, a $0.9 million increase in workover expense and a $0.1 million in insurance expense.  These increases were partially offset by a $0.6 million decrease in ad valorem tax.   The higher costs are related to the increase in the number of operating wells, particularly in the Rockies and Lobo with the drilling of 15 and 10 successful wells, respectively, as well as a number of workovers in Lobo and the Gulf of Mexico. A 29% increase in production volumes in all regions, but particularly in Lobo of 13.2 MMcfe per day, in Texas State Waters of 11.9 MMcfe per day, in the Rocky Mountains of 4.7 MMcfe per day and in Other Onshore of 5.2 MMcfe per day, contributed to the increase in lease operating costs.

Lease operating expense increased $6.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007   The overall increase is due to a $4.5 million increase in direct lease operating expense primarily related to equipment rentals and chemicals, a $0.9 million increase in workover expense, a $0.3 million in insurance expense and a $0.6 million increase in ad valorem tax.  The higher costs are related to the increase in the number of operating wells, particularly in the Rockies and Lobo with the drilling of 26 and 20 successful wells, respectively, as well as a number of workovers in Lobo and the Gulf of Mexico. A 35% increase in production volumes in all regions, but particularly in Lobo of 7.6 MMcfe per day, in Texas State Waters of 12.7 MMcfe per day, in the Gulf of Mexico of 5.3 MMcfe per day, in the Rocky Mountains of 5.6 MMcfe per day and in Other Onshore of 4.6 MMcfe per day, contributed to the increase in lease operating costs.

Production Taxes.  Production taxes increased $4.6 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the 29% increase in production volumes and timing differences related to the State of Texas high cost gas exemptions offset by reduced tax rates.

Production taxes increased $7.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the 35% increase in production volumes and timing differences related to the State of Texas high cost gas exemptions offset by reduced tax rates.

Depreciation, Depletion, and Amortization.  Depreciation, depletion and amortization expense increased $15.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  This increase is due to a 29% increase in total production and a higher DD&A rate as compared to 2007.  The DD&A rate for the second quarter of 2008 was $3.67 per Mcfe while the rate for the second quarter of 2007 was $3.33 per Mcfe.

Depreciation, depletion and amortization expense increased $36.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  This increase is due to a 35% increase in total production and a higher DD&A rate as compared to 2007.  The DD&A rate for the second quarter of 2008 was $3.70 per Mcfe while the rate for the second quarter of 2007 was $3.25 per Mcfe.

General and Administrative Costs. General and administrative costs increased by $3.6 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The higher cost is primarily due to the increase of $1.3 million in legal fees associated with the Calpine litigation, $1.5 million higher payroll and benefit costs relating to the increase in employees, and $1.5 million increase in stock compensation expense relating to an increase in vesting of options and stock awards.  These increases were partially offset by a decrease in contract consulting expense of $0.4 million due to the increase in permanent personnel and a decrease of $0.2 million in expenses related to compliance with Section 404 of the Sarbanes-Oxley Act.

General and administrative costs increased by $7.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The higher cost is primarily due to the increase of $4.8 million in legal fees associated with the Calpine litigation and $3.3 million higher payroll and benefit costs relating to the increase in employees, offset by a decrease in contract consulting expense of $0.4 million due to the increase in permanent personnel.

 Total Other Expense

For the three months ended June 30, 2008, total other expense decreased by $0.2 million as compared to the three months ended June 30, 2007 primarily as a result of a reduction of interest expense of $0.3 million on debt due to lower LIBOR rates during the period offset by a decrease in capitalized interest of $0.1 million.  Interest income remained relatively flat period over period.

For the six months ended June 30, 2008, total other expense decreased by $0.3 million as compared to the six months ended June 30, 2007 primarily as a result of a reduction of interest expense of $1.3 million on debt due to lower LIBOR rates during the period offset by a decrease in capitalized interest of $0.3 million and a reduction in interest income of $0.7 million also as a result of lower rates.

Provision for Income Taxes

The effective tax rate for the three and six months ended June 30, 2008 was 37.3% and 36.6%, respectively.  The effective tax rate for the three and six months ended June 30, 2007 was 37.8 % and 37.9%, respectively.   The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to state income taxes, tax credits and other permanent differences.

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

Senior Secured Revolving Line of Credit.  In July 2005, BNP Paribas provided us with a senior secured revolving line of credit concurrent with the Acquisition in the amount of up to $400.0 million (“Revolver”). This Revolver was syndicated to a group of lenders on September 27, 2005. Availability under the Revolver is restricted to the borrowing base, which initially was $275.0 million and was reset to $325.0 million in conjunction with the syndication.  The borrowing base is subject to review and adjustment on a semi-annual basis and other interim adjustments, including adjustments based on our hedging arrangements.  Accordingly, in May 2007, the borrowing base was adjusted to $350.0 million and in June 2008 was increased to $400.0 million.  Amounts outstanding under the Revolver bear interest, at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.125% to 1.875%.  Such margins will fluctuate based on the utilization of the facility. Borrowings under the Revolver are collateralized by perfected first priority liens and security interests on substantially all of our assets, including a mortgage lien on oil and natural gas properties having at least 80% of the SEC PV-10 pretax reserve value, a guaranty by all of our domestic subsidiaries, a pledge of 100% of the stock of domestic subsidiaries and a lien on cash securing the Calpine gas purchase and sale contract. These collateralized amounts under the mortgages are subject to semi-annual reviews based on updated reserve information. We are subject to the financial covenants of a minimum current ratio of not less than 1.0 to 1.0 as of the end of each fiscal quarter and a maximum leverage ratio of not greater than 3.5 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly with the pro forma effect of acquisitions and divestitures. At June 30, 2008, our current ratio was 3.0 to 1.0, as adjusted per current agreements, and our leverage ratio was 0.7 to 1.0.  In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales and liens on properties. We obtained a waiver of any breach of a loan covenant arising out of Calpine’s institution of Calpine’s fraudulent conveyance action against us and were in compliance with all covenants at June 30, 2008. All amounts drawn under the Revolver are due and payable on April 5, 2010.  Availability under the Revolver was $229.0 million at June 30, 2008.  At June 30, 2008, our weighted average borrowing rate was 4.45%.

Second Lien Term Loan.   In July 2005, BNP Paribas provided us with a second lien term loan in the amount of $100.0 million (“Term Loan”). On September 27, 2005, we repaid $25.0 million of borrowings on the Term Loan, reducing the balance to $75.0 million and syndicated the Term Loan to a group of lenders including BNP Paribas. Borrowings under the Term Loan bear interest at LIBOR plus 4.00%.  The Term Loan is collateralized by second priority liens on substantially all of our assets. We are subject to the financial covenants of a minimum asset coverage ratio of not less than 1.5 to 1.0 and a maximum leverage ratio of not more than 4.0 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly with the pro forma effect of acquisitions and divestitures. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. We obtained a waiver of any breach of a loan covenant arising out of Calpine’s institution of Calpine’s fraudulent conveyance action against us and were in compliance with all covenants at June 30, 2008. The revised principal balance of the Term Loan is due and payable on July 7, 2010.

Cash Flows

The following table presents information regarding the change in our cash flow:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows provided by operating activities	$213,989	$114,295
Cash flows used in investing activities	(149,070)	(165,764)
Cash flows provided by financing activities	2,633	458
Net increase (decrease) in cash and cash equivalents	$67,552	$(51,011)

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

Cash flows provided by operating activities increased by $99.7 million for the six months ended June 30, 2008 as compared to the same period for 2007.  The increase in 2008 primarily resulted from higher oil and gas production volumes and prices in 2008.  Our working capital deficit decreased by $15.2 million and our cash balance increased $59 million over the same period in 2007 due to a decrease in capital spending of $39.9 million to $132.9 million, an increase in production of 7.3 Bcfe to 27.9 Bcfe and an increase in the average price per Mcfe of $2.23 to $10.13.

Investing Activities.  The primary driver of cash used in investing activities is capital spending.

 Cash flows used in investing activities decreased by $16.7 million for the six months ended June 30, 2007 as compared to the same period for 2007.  During the six months ended June 30, 2008, we participated in the drilling of 71gross wells as compared to the drilling of 94 gross wells in 2007.  Our capital spending in the six months ended June 30, 2008 was approximately $103.4 million, primarily in our Lobo and California regions and we acquired non-operating properties in the San Juan Basin for approximately $29.5 million.  Our capital spending during the same period in 2007 was $172.8 million, primarily in the Rocky Mountain and Lobo regions and an acquisition of properties located in the Sacramento Basin of approximately $39 million.

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

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2008 decreased by $39.9 million to $132.9 million, versus the comparable period in 2007.  During the six months ended June 30, 2008, we participated in the drilling of 71 gross wells, spending approximately $103.4 million, with the majority of these being in the Lobo and California regions and acquired non-operating properties in the San Juan Basin for approximately $29.5 million.

Our positive Operating Cash Flow, along with the availability under our Revolver, is projected to be sufficient to fund our budgeted capital expenditures for 2008, which are currently projected to be approximately $290 million.

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

We are currently exposed to market risk primarily related to adverse changes in oil and natural gas prices and interest rates. We use derivative instruments to manage our commodity price risk caused by fluctuating prices.  We do not enter into derivative instruments for trading purposes. For information regarding our exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our annual report filed on Form 10-K for the year ended December 31, 2007 and Note 4 included in Part I. Item 1. Financial Statements of this Form 10-Q.  There have been no material changes in our exposure to market risk since December 31, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 On July 7, 2008, Rosetta filed a letter with the Bankruptcy Court requesting the required conference with the Court prior to filing a motion for summary judgment.  The basis for the motion for summary judgment is that (i) Calpine is not the proper plaintiff because subsidiaries of Calpine, not Calpine, conveyed the oil and gas business to the Company; (ii) to the extent Calpine owned certain oil and gas leases prior to the transaction, the Company. is not the proper defendant because those leases were conveyed to affiliated entities; and (iii) the Company qualifies for safe harbor protection under section 546(e) of the bankruptcy code from and against any fraudulent conveyance claims of Calpine.  The Bankruptcy Court has not yet scheduled a conference; therefore, the Company is unable to state for certain when the actual motion for summary judgment will be filed with the Bankruptcy Court.  On July 11, 2008, the Company filed a motion to disqualify Calpine’s valuation experts, PA Consulting, due to their conflicts of interest, including without limitation their agreement to receive a success fee as compensation, a violation of the New York ethical rules.  A hearing on this motion has been scheduled for August 27, 2008.

Due to the time it has taken the parties to complete document discovery, the parties have agreed, at this point, to extend the time period for discovery in the Lawsuit; however, the Bankruptcy Court has not set a firm discovery deadline or a trial date.

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

We recorded the conveyances of those PTRA Properties in California not requiring governmental agency approval.  On October 30, 2007, the CSLC approved the assignment of the State of California leases and rights of way to us from Calpine and resolved open issues under an audit the State of California had conducted as to these PTRA Properties.   We have received the ministerial approval by the MMS for the assignment of Calpine’s interests in MMS Federal Offshore leases for South Pelto 17 and South Timbalier 252 to us.

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

Calpine’s Marketing of the Company’s Production

As part of the PTRA, we entered into the MSA with CPS, effective July 1, 2007, which was approved by the Bankruptcy Court on September 11, 2007. Under the MSA, CPS provides marketing and related services in relation to the sales of our natural gas production and charges us a fee. This MSA extends CPS’ obligations to provide such services until June 30, 2009. The MSA is subject to early termination by us upon the occurrence of certain events.  In July 2008, the Company notified Calpine it would not be renewing the MSA and, unless it expired sooner by its terms, the MSA would conclude on June 30, 2009.

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

On June 20, 2007, Calpine filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court.  Calpine had indicated in its filings with the Bankruptcy Court that it believed substantial payments in the form of cash or newly issued stock, or some combination thereof, would be made to unsecured creditors under its proposed Plan of Reorganization that could conceivably result in payment of 100% of allowed claims and possibly provide some payment to its equity holders.  The amounts any plan ultimately distributes to its various claimants of the Calpine estate, including unsecured creditors, will depend on the amount of allowed claims that remain following the objection process.  The Bankruptcy Court approved Calpine’s Plan of Reorganization on December 19, 2007, overruling our objection to the releases granted by this plan to prior and current directors and officers of Calpine and certain of its law firms and other professional advisors. The effective date of the Plan was January 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the three months ended June 30, 2008

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
April 1 - April 30	441	$20.16	-	-
May 1 - May 31	1,220	23.84	-	-
June 1 - June 30	1,707	27.82	-	-
Total	3,368	$25.37	-	-

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.  These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Issuance of Unregistered Securities

None.

Item3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2008, we held our Annual Meeting of Shareholders.  At the meeting, shareholders voted on election of all of our current directors to serve until the next annual meeting of shareholders.  The following is a summary of the votes on this item:

	Votes For	Votes Withheld
Randy L. Limbacher	48,612,384	275,257
Josiah O. Low, III	48,528,225	359,416
Richard W. Beckler	48,528,098	359,543
D. Henry Houston	48,526,948	360,693
Donald D. Patteson, Jr.	48,520,631	367,010

With respect to the ratification of the appointment of the Company’s Independent Public Accounting Firm, PricewaterhouseCoopers LLP for 2008, the following is a summary of the votes on this item:

For	48,836,340	Against	38,095	Abstain	13,203

With respect to Proposal No. 3, approval of an amendment to the Company’s 2005 Long-Term Incentive Plan to increase the number of shares of the Company’s common stock available for awards from 3, 000,000 to 4,950,000 the following is the summary of the votes on this item:

For	41,325,142	Against	3,102,025	Abstain	16,160

Item 5.	Other Information

(a)	Rosetta reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

(b)
There have been no material changes to the procedures by which securities holders may recommend nominees to our board of directors since our most recent disclosure of such procedures contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our definitive proxy statement filed with respect to our 2008 annual meeting.

Item 6.  Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2005 (Registration No. 333-128888)).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on October 7, 2005 (Registration No. 333-128888)).

4.1	Registration Rights Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2005 (Registration No. 333-128888)).

10.40†*	Non-Executive Employee Change of Control Plan attached hereto as Exhibit 10.40.

10.41†*	Non-Executive Employee Severance Plan attached hereto as Exhibit 10.41.

10.42*	Fourth Amendment to Senior Revolving Credit Agreement attached hereto as Exhibit 10.42.

10.43*	Fourth Amendment to Second Lien Term Loan Agreement attached hereto as Exhibit 10.43.

31.1	Certification of Periodic Financial Reports by Randy L. Limbacher in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Michael J. Rosinski in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Randy L. Limbacher and Michael J. Rosinski in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

____________________________________
*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA RESOURCES INC.
By:	/s/ MICHAEL J. ROSINSKI
Michael J. Rosinski
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2008

ROSETTA RESOURCES INC.

EXHIBIT INDEX

Exhibit Number	Description
10.40	Non-Executive Employee Change of Control Plan
10.41	Non-Executive Employee Severance Plan
10.42	Fourth Amendment to Senior Revolving Credit Agreement
10.43	Fourth Amendment to Second Lien Term Loan Agreement
31.1	Certification of Periodic Financial Reports by Randy L. Limbacher in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Michael J. Rosinski in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Randy L. Limbacher and Michael J. Rosinski in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350