Form 10-Q/A
period 2011-06-30
Rosetta Resources Inc.
filed 2011-08-18
CIK 1340282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No.1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Rosetta Resource Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Description

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated effective as of May 10, 2011, among Rosetta Resources Inc., BNP Paribas and the lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 16, 2011 (Registration No. 000-51801)).

23.1*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Periodic Financial Reports by Chief Executive Officer and Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed on August 8, 2011.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA RESOURCES INC.

By:	/s/ MICHAEL J. ROSINSKI
Michael J. Rosinski
Executive Vice President, Chief Financial Officer and Treasurer

(Duly Authorized Officer and Principal Financial Officer)

Date: August 18, 2011