Form 10-Q
period 2014-03-31
Rosetta Resources Inc.
filed 2014-05-05
CIK 1340282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐     No   ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 25, 2014 was 61,436,417 which excludes unvested restricted stock awards.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Rosetta Resources Inc.

Consolidated Balance Sheet

(In thousands, except par value and share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,115	$193,784
Accounts receivable	130,302	122,677
Derivative instruments	37	4,307
Prepaid expenses	7,932	9,860
Deferred income taxes	18,963	27,976
Other current assets	2,164	1,284

Total current assets	214,513	359,888
Oil and natural gas properties using the full cost method of accounting:
Proved properties	4,387,172	3,951,397
Unproved/unevaluated properties, not subject to amortization	727,051	755,438
Gathering systems and compressor stations	204,944	168,730
Other fixed assets	27,299	26,362

	5,346,466	4,901,927
Accumulated depreciation, depletion and amortization, including impairment	(2,094,737)	(2,020,879)

Total property and equipment, net	3,251,729	2,881,048
Other assets:
Debt issuance costs	24,590	25,602
Derivative instruments	2,710	5,458
Other long-term assets	327	4,622

Total other assets	27,627	35,682

Total assets	$3,493,869	$3,276,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$286,397	$190,950
Royalties and other payables	83,542	78,264
Derivative instruments	13,738	4,913

Total current liabilities	383,677	274,127

Long-term liabilities:
Derivative instruments	438	433
Long-term debt	1,560,000	1,500,000
Deferred income taxes	145,998	136,407
Other long-term liabilities	18,744	17,317

Total liabilities	2,108,857	1,928,284

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 62,200,386 shares and 62,032,162 shares at March 31, 2014 and December 31, 2013, respectively	62	61
Additional paid-in capital	1,186,236	1,182,672
Treasury stock, at cost; 773,061 shares and 724,755 shares at March 31, 2014 and December 31, 2013, respectively	(26,725)	(24,592)
Accumulated other comprehensive loss	(105)	(108)
Retained earnings	225,544	190,301

Total stockholders’ equity	1,385,012	1,348,334

Total liabilities and stockholders’ equity	$3,493,869	$3,276,618

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Oil sales	$131,677	$110,052
NGL sales	55,295	46,461
Natural gas sales	51,379	33,576
Derivative instruments	(23,785)	(11,969)

Total revenues	214,566	178,120
Operating costs and expenses:
Lease operating expense	19,521	8,911
Treating and transportation	20,677	15,087
Taxes, other than income	10,206	7,655
Depreciation, depletion and amortization	74,775	44,630
General and administrative costs	19,538	15,532

Total operating costs and expenses	144,717	91,815

Operating income	69,849	86,305
Other expense (income):
Interest expense, net of interest capitalized	15,290	6,069
Interest income	(12)	—
Other expense (income), net	151	(30)

Total other expense	15,429	6,039

Income before provision for income taxes	54,420	80,266
Income tax expense	19,177	26,786

Net income	$35,243	$53,480

Earnings per share:
Basic	$0.57	$1.01

Diluted	$0.57	$1.01

Weighted average shares outstanding:
Basic	61,380	52,733
Diluted	61,547	53,081

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$35,243	$53,480
Other comprehensive income:
Amortization of accumulated other comprehensive gain (loss) related to de-designated hedges, net of income taxes of ($154) for the three months ended March 31, 2013	—	271
Postretirement medical benefits prior service benefit (cost), net of income taxes of ($2) and $104, respectively	3	(185)

Other comprehensive income	3	86

Comprehensive income	$35,246	$53,566

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$35,243	$53,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,775	44,630
Deferred income taxes	18,604	26,060
Amortization of deferred loan fees recorded as interest expense	984	538
Stock-based compensation expense	3,358	2,664
Loss (gain) due to change in fair value of derivative instruments	15,848	13,971
Change in operating assets and liabilities:
Accounts receivable	(7,625)	(2,955)
Prepaid expenses	1,956	771
Other current assets	(880)	—
Long-term assets	43	(1)
Accounts payable and accrued liabilities	3,264	(729)
Royalties and other payables	5,277	4,476
Other long-term liabilities	377	(1,266)

Net cash provided by operating activities	151,224	141,639

Cash flows from investing activities:
Deposit on Permian acquisition	—	(38,400)
Acquisitions of oil and gas assets	(79,015)	—
Additions to oil and gas assets	(268,836)	(175,849)
Disposals of oil and gas assets	8	(2,651)

Net cash used in investing activities	(347,843)	(216,900)

Cash flows from financing activities:
Borrowings on Credit Facility	80,000	140,000
Payments on Credit Facility	(20,000)	(85,000)
Proceeds from stock options exercised	61	408
Purchases of treasury stock	(2,133)	(6,256)
Excess tax benefit from share-based awards	22	—

Net cash provided by financing activities	57,950	49,152

Net decrease in cash	(138,669)	(26,109)
Cash and cash equivalents, beginning of period	193,784	36,786

Cash and cash equivalents, end of period	$55,115	$10,677

Supplemental disclosures:
Capital expenditures included in Accounts payable and accrued liabilities	$206,867	$77,867

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated Other		Total Stockholders’ Equity
	Shares	Amount	Paid-In Capital	Shares	Amount	Comprehensive (Loss)/Income	Retained Earnings
Balance at December 31, 2013	62,032,162	$61	$1,182,672	724,755	$(24,592)	$(108)	$190,301	$1,348,334
Excess tax benefit from share-based awards	—	—	22	—	—	—	—	22
Stock options exercised	2,500	1	61	—	—	—	—	62
Treasury stock—employee tax payment	—	—	—	48,306	(2,133)	—	—	(2,133)
Stock-based compensation	—	—	3,481	—	—	—	—	3,481
Vesting of restricted stock	165,724	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	3	35,243	35,246

Balance at March 31, 2014	62,200,386	$62	$1,186,236	773,061	$(26,725)	$(105)	$225,544	$1,385,012

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

These interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to fairly state the financial statements, have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. In addition, these financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). These financial statements and notes should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

(2) Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2013 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2013.

Recent Accounting Developments

There have been no recently issued accounting developments that have been applied or may impact the Company in future periods.

(3) Property and Equipment

The Company’s Total property and equipment, net consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Proved properties	$4,387,172	$3,951,397
Unproved/unevaluated properties	727,051	755,438
Gathering systems and compressor stations	204,944	168,730
Other fixed assets	27,299	26,362

Total	5,346,466	4,901,927
Less: Accumulated depreciation, depletion and amortization	(2,094,737)	(2,020,879)

Total property and equipment, net	$3,251,729	$2,881,048

Acquisitions

2014 Permian Acquisition. On December 30, 2013, the Company entered into a definitive agreement with several private parties to acquire Delaware Basin assets covering 5,034 net acres located in Reeves County (the “2014 Permian Acquisition”). These assets include 13 gross producing wells, of which 11 are operated by the Company. The Company completed the 2014 Permian Acquisition on February 28, 2014, with an effective date of December 1, 2013, for total cash consideration of $83.2 million, subject to further customary post-closing adjustments.

Gates Ranch Acquisition. In the second quarter of 2013, the Company acquired the remaining 10% working interest in certain producing wells along with a third party’s option to participate in future wells in certain leases of its Gates Ranch leasehold located in the Eagle Ford shale (the “Gates Acquisition”) in Webb County for total cash consideration of approximately $128.1 million. The transaction closed on June 5, 2013 (the “Gates Acquisition Date”) and was financed with borrowings under the Company’s senior secured revolving credit facility (the “Credit Facility”), as described in Note 7 – Debt and Credit Agreements. As of the Gates Acquisition Date, the Company owns a 100% working interest in the entire Gates Ranch leasehold.

2013 Permian Acquisition. On March 14, 2013, the Company entered into a purchase and sale agreement with Comstock Oil & Gas, LP to purchase producing and undeveloped oil and natural gas interests in the Permian Basin in Gaines and Reeves Counties, Texas (the “2013 Permian Acquisition”). The Company completed the 2013 Permian Acquisition on May 14, 2013, with an effective date of January 1, 2013, for total cash consideration of $825.2 million. The 2013 Permian Acquisition was financed with the proceeds from the Company’s issuance of the 5.625% Senior Notes, as described in Note 7 – Debt and Credit Agreements, and the common stock offering described in Note 10 – Equity. In connection with the 2013 Permian Acquisition and related financings, the Company incurred total transaction costs of approximately $31.0 million, including (i) $5.6 million of commitment fees and related expenses associated with a bridge credit facility (“Bridge Credit Facility”), which were recorded as Interest expense since the Company did not borrow under the Bridge Credit Facility, (ii) $10.0 million of debt issuance costs paid in connection with the issuance of the 5.625% Senior Notes, which were deferred and are being amortized over the term of these senior notes, (iii) $13.1 million of equity issuance costs and related expenses associated with the common stock offering, which were reflected as a reduction of equity proceeds, and (iv) $2.3 million of consulting, investment, advisory, legal and other acquisition-related fees, which were expensed and are included in General and administrative costs.

The above transactions were accounted for under the acquisition method of accounting, whereby each respective purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (or shortfall of purchase price versus net fair value recorded as bargain purchase). Based on the final purchase price allocations for the Gates Acquisition and the 2013 Permian Acquisition and the preliminary purchase price allocation for the 2014 Permian Acquisition, no goodwill or bargain purchase was recognized. The final purchase price allocation for the 2013 Permian and Gates Ranch Acquisitions and the preliminary purchase price allocation for the 2014 Permian Acquisition, representing consideration paid, assets acquired and liabilities assumed as of the respective acquisition dates, are shown in the tables below.

2013 Permian Acquisition and Gates Ranch Acquisition

Final Total Purchase Price Allocation
(in thousands)
Cash consideration	$953,242

Fair value of assets acquired:

Other fixed assets	$600
Oil and natural gas properties
Proved properties	290,273
Unproved/unevaluated properties	663,300

Total assets acquired	$954,173

Fair value of liabilities assumed:
Asset retirement obligations	$931

Net assets acquired	$953,242

2014 Permian Acquisition

Preliminary Total Purchase Price Allocation
(in thousands)
Cash consideration	$83,172

Fair value of assets acquired:
Oil and natural gas properties
Proved properties	$61,598
Unproved/unevaluated properties	21,867

Total assets acquired	$83,465

Fair value of liabilities assumed:
Asset retirement obligations	$293

Net assets acquired	$83,172

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. See Note 5 – Fair Value Measurements for additional information.

The results of operations attributable to the 2014 Permian Acquisition were included in the Company’s Consolidated Statement of Operations beginning on March 1, 2014 and increased Total revenues and Operating income by $1.6 million and $1.1 million, respectively.

The following unaudited pro forma information assumes the transactions and related financings for the 2013 Permian Acquisition and the Gates Acquisition occurred on January 1, 2012 and the transaction for the 2014 Permian Acquisition occurred on January 1, 2013. The unaudited pro forma information includes the effects of issuing the 5.625% Senior Notes, the issuance of common stock in the equity offering and the use of proceeds from the debt and equity offerings as discussed above. The pro forma results of operations have been prepared by adjusting the Company’s historical results to include the historical results of the acquired assets based on information provided by the seller, the Company’s knowledge of the acquired properties and the impact of the Company’s purchase price allocation. The Company believes the assumptions used provide a reasonable basis for reflecting the pro forma significant effects directly attributable to the acquisitions and associated financings. The pro forma results of operations do not include any cost savings or other synergies that may result from the 2014 Permian Acquisition and the 2013 Permian Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the Delaware or Permian assets. The pro forma information does not purport to represent what the Company’s results of operations would have been if the 2013 Permian Acquisition and Gates Acquisition had occurred on January 1, 2012 and the 2014 Permian Acquisition had occurred on January 1, 2013.

	Three Months Ended March 31,
	2014 (1)	2013
	(In thousands, except per share and share data)
Total revenues	$218,306	$202,914
Net income	36,147	51,860
Earnings per share:
Basic	$0.59	$0.85
Diluted	$0.59	$0.85
Weighted average shares outstanding:
Basic	61,380	60,783
Diluted	61,547	61,131

(1)	No pro forma adjustments were made related to the 2013 Permian Acquisition and Gates Acquisition for the period as the acquisitions and related financings are included in the Company’s historical results.

Additional Disclosures about Property and Equipment

The Company capitalizes internal costs directly identified with acquisition, exploration and development activities. The Company capitalized $1.6 million and $2.1 million of internal costs for the three months ended March 31, 2014 and 2013, respectively.

Oil and gas properties include unevaluated property costs of $727.1 million and $755.4 million as of March 31, 2014 and December 31, 2013, respectively, which are not being amortized. These amounts primarily represent acquisition costs of unproved properties and unevaluated exploration projects in which the Company owns a direct interest. Such costs are periodically evaluated for impairment, and upon evaluation or impairment are transferred to the Company’s full cost pool and amortized.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of March 31, 2014, which were based on a West Texas Intermediate oil price of $94.92 per Bbl and a Henry Hub natural gas price of $3.99 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount exceeded the net capitalized cost of oil and natural gas properties as of March 31, 2014, and as a result, no write-down was recorded. It is possible that a write-down of the Company’s oil and gas properties could occur in future periods in the event that oil and natural gas prices significantly decline or the Company experiences significant downward adjustments to its estimated proved reserves.

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

As of March 31, 2014, the following derivative contracts were outstanding with associated notional volumes and average underlying prices that represent hedged prices of commodities at various market locations:

Product	Settlement Period	Derivative Instrument	Notional Daily Volume (Bbls)	Total Notional Volume (Bbls)	Average Floor/Fixed Prices per Bbl	Average Ceiling Prices per Bbl
Crude oil	2014	Costless Collar	3,000	825,000	$83.33	$109.63
Crude oil	2014	Swap	6,000	1,650,000	93.13
Crude oil	2015	Swap	10,000	3,650,000	88.58
Crude oil	2016	Swap	1,000	366,000	84.40

				6,491,000

Product	Settlement Period	Derivative Instrument	Notional Daily Volume (Bbls)	Total Notional Volume (Bbls)	Average Fixed Prices per Bbl
NGL-Ethane	2014	Swap	4,500	1,237,500	$13.21
NGL-Propane	2014	Swap	2,785	765,875	44.71
NGL-Isobutane	2014	Swap	930	255,750	61.26
NGL-Normal Butane	2014	Swap	875	240,625	60.29
NGL-Pentanes Plus	2014	Swap	910	250,250	84.97
NGL-Ethane	2015	Swap	2,500	912,500	11.59
NGL-Propane	2015	Swap	1,250	456,250	43.26
NGL-Isobutane	2015	Swap	450	164,250	53.76
NGL-Normal Butane	2015	Swap	400	146,000	53.76
NGL-Pentanes Plus	2015	Swap	400	146,000	76.44

				4,575,000

Product	Settlement Period	Derivative Instrument	Notional Daily Volume (MMBtu)	Total Notional Volume (MMBtu)	Average Floor/Fixed Prices per MMBtu	Average Ceiling Prices per MMBtu
Natural gas	2014	Costless Collar	50,000	13,750,000	3.60	4.94
Natural gas	2015	Costless Collar	50,000	18,250,000	3.60	5.04
Natural gas	2014	Swap	30,000	8,250,000	4.07
Natural gas	2015	Swap	40,000	14,600,000	4.18
Natural gas	2016	Swap	20,000	7,320,000	4.02

				62,170,000

As of March 31, 2014, the Company’s derivative instruments were with counterparties who are lenders under its Credit Facility. This practice allows the Company to satisfy any need for margin obligations resulting from an adverse change in the fair market value of its derivative contracts with the collateral securing its Credit Facility, thus eliminating the need for independent collateral postings. The Company’s ability to continue satisfying any applicable margin requirements in this manner may be subject to change as described in Items 1 and 2. Business and Properties – Government Regulation in the Company’s 2013 Annual Report. As of March 31, 2014, the Company had no deposits for collateral regarding commodity derivative positions.

Discontinuance of Hedge Accounting

Effective January 1, 2012, the Company elected to de-designate all commodity contracts previously designated as cash flow hedges as of December 31, 2011 and discontinue hedge accounting prospectively. As of December 31, 2013, all frozen mark-to-market values included in Accumulated other comprehensive income were reclassified into earnings. With the election to de-designate hedging instruments, all of the Company’s derivative instruments continue to be recorded at fair value with unrealized gains and losses recognized immediately in earnings rather than in Accumulated other comprehensive income. These mark-to-market adjustments produce a degree of earnings volatility that can be significant from period to period, but such adjustments had no cash flow impact in the current period. The cash flow impact occurs upon settlement of the underlying contract.

Additional Disclosures about Derivative Instruments

Authoritative derivative guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s financial statements. The following table sets forth information on the location and amounts of the Company’s derivative instrument fair values in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, respectively:

		Asset (Liability) Fair Value
		March 31, 2014	December 31, 2013
Commodity derivative contracts	Location on Consolidated Balance Sheet	(In thousands)
Oil	Derivative instruments—current assets	$—	$1,299
Oil	Derivative instruments—non-current assets	1,055	2,117
Oil	Derivative instruments—current liabilities	(10,837)	(5,629)
Oil	Derivative instruments—non-current liabilities	(2,159)	—
NGL	Derivative instruments—current assets	37	2,834
NGL	Derivative instruments—non-current assets	274	(129)
NGL	Derivative instruments—current liabilities	2,909	461
NGL	Derivative instruments—non-current liabilities	299	(433)
Natural gas	Derivative instruments—current assets	—	174
Natural gas	Derivative instruments—non-current assets	1,381	3,470
Natural gas	Derivative instruments—current liabilities	(5,810)	255
Natural gas	Derivative instruments—non-current liabilities	1,422	—

Total derivative fair value, net, not designated as hedging instruments		$(11,429)	$4,419

The following table sets forth information on the location and amounts of derivative gains and losses in the Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, respectively:

		Three Months Ended March 31,
Location on Consolidated		2014	2013
Statement of Operations	Description of (Loss) Gain	(In thousands)
Derivative instruments	(Loss) gain recognized in income	(7,937)	2,002

	Realized (loss) gain recognized in income	$(7,937)	$2,002

Derivative instruments	Loss recognized in income due to changes in fair value	$(15,848)	$(13,546)
Derivative instruments	Loss reclassified from Accumulated OCI	—	(425)

	Unrealized loss recognized in income	$(15,848)	$(13,971)

	Total commodity derivative loss recognized in income	$(23,785)	$(11,969)

(5) Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company measures its non-financial assets and liabilities, such as asset retirement obligations and other property and equipment, at fair value on a non-recurring basis. See Note 3 – Property and Equipment for more information on the Company’s fair value measurement of non-recurring assets and liabilities related to the 2014 Permian Acquisition.

As defined in the guidance of the Financial Accounting Standards Board (“FASB”), fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). To estimate fair value, the Company utilizes market data and assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis for the respective period:

	Fair value as of March 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(In thousands)
Assets:
Money market funds	$—	$1,035	$—	$—	$1,035
Commodity derivative contracts	—	—	13,992	(11,245)	2,747
Liabilities:
Commodity derivative contracts	—	—	(25,421)	11,245	(14,176)

Total fair value	$—	$1,035	$(11,429)	$—	$(10,394)

	Fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(In thousands)
Assets:
Money market funds	$—	$1,035	$—	$—	$1,035
Commodity derivative contracts	—	—	21,675	(11,910)	9,765
Liabilities:
Commodity derivative contracts	—	—	(17,256)	11,910	(5,346)

Total fair value	$—	$1,035	$4,419	$—	$5,454

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle. No margin or collateral balances are deposited with counterparties and as such, gross amounts are offset to determine the net amounts presented in the Consolidated Balance Sheet.

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

The following table presents a range of the unobservable inputs provided by the Company’s third-party provider utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 instruments as of March 31, 2014 (in thousands):

	Asset			Range		Weighted
Level 3 Instrument	(Liability)	Valuation Technique	Unobservable Input	Minimum	Maximum	Average
Oil swaps	$(12,050)	Discounted cash flow	Forward price curve-swaps	$82.94	$101.36	$91.81
Oil costless collars	110	Option model	Forward price curve- costless collar option value	(1.45)	2.28	0.13
NGL swaps	5,263	Discounted cash flow	Forward price curve-swaps	0.27	1.31	0.55
NGL swaps	(1,744)	Discounted cash flow	Forward price curve-swaps	1.00	2.17	1.30
Natural gas swaps	(3,017)	Discounted cash flow	Forward price curve-swaps	3.95	4.52	4.24
Natural gas swaps	703	Discounted cash flow	Forward price curve-swaps	3.87	4.68	4.13
Natural gas costless collars	(1,031)	Option model	Forward price curve- costless collar option value	(0.28)	0.12	(0.07)
Natural gas costless collars	337	Option model	Forward price curve- costless collar option value	(0.37)	0.29	0.02

Total	$(11,429)

The determination of derivative fair values by the third-party provider incorporates a credit adjustment for nonperformance risk, including the credit standing of the counterparties involved, and the impact of the Company’s nonperformance risk on its liabilities. The Company recorded an upward adjustment to the fair value of its derivative instruments in the amount of $0.2 million as of March 31, 2014.

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

Derivative Asset (Liability)
(In thousands)
Balance at January 1, 2014	$4,419
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings	(23,785)
Purchases, Issuances and Settlements:
Settlements	7,937
Transfers in and out of Level 3	—

Balance at March 31, 2014	$(11,429)

Derivative Asset (Liability)
(In thousands)
Balance at January 1, 2013	$20,664
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings	(11,544)
Purchases, Issuances and Settlements:
Settlements	(2,002)
Transfers in and out of Level 3	—

Balance at March 31, 2013	$7,118

Fair Value of Other Financial Instruments

All of the Company’s other financial instruments (excluding derivatives) are presented on the balance sheet at carrying value. As of March 31, 2014, the carrying value of cash and cash equivalents (excluding money market funds), other current assets and current liabilities reported in the Consolidated Balance Sheet approximate fair value because of their short-term nature, and all such financial instruments are considered Level 1 instruments.

The Company’s debt consists of publicly traded Senior Notes (defined below) and borrowings under the Credit Facility. The fair values of the Company’s Senior Notes are based upon unadjusted quoted market prices and are considered Level 1 instruments. The Company’s borrowings under the Credit Facility approximate fair value as the interest rates are variable and reflective of current market rates, and are therefore considered a Level 1 instrument. As of March 31, 2014, the carrying amount of total debt was $1.560 billion and the estimated fair value of total debt was $1.606 billion.

(6) Asset Retirement Obligations

The following table provides a rollforward of the Company’s asset retirement obligations (“ARO”). Liabilities incurred during the period include additions to obligations and obligations incurred from acquisitions. Liabilities settled during the period include settlement payments for obligations. Activity related to the Company’s ARO is as follows:

Three Months Ended March 31, 2014
(In thousands)
ARO as of December 31, 2013	$13,057
Liabilities incurred during period	810
Liabilities settled during period	—
Accretion expense	232

ARO as of March 31, 2014	$14,099

As of March 31, 2014, the $4.0 million current portion of the total ARO is included in Accrued liabilities, and the $10.1 million long-term portion of ARO is included in Other long-term liabilities on the Consolidated Balance Sheet.

(7) Debt and Credit Agreements

Senior Secured Revolving Credit Facility. As of March 31, 2014, the Company had $60.0 million outstanding with $740.0 million of available borrowing capacity under its Credit Facility. Amounts outstanding under the Credit Facility bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.50% to 2.50% and mature in April 2018. Additionally, the Company can borrow under the Credit Facility at the Alternative Base Rate (ABR), which is based upon the Prime Rate in effect on such day plus a margin of 0.5% to 1.5% depending on the Company’s utilization percentage. The weighted average borrowing rate for the three months ended March 31, 2014 under the Credit Facility was 4.38%, inclusive of interest and commitment fees. For the three months ended March 31, 2014, total interest expense and commitment fees under the Credit Facility were $0.8 million. Borrowings under the Credit Facility are collateralized by liens and security interests on substantially all of the Company’s assets, including a mortgage lien on oil and natural gas properties having at least 80% of the pre-tax SEC PV-10 proved reserve value, a guaranty by all of the Company’s domestic subsidiaries and a pledge of 100% of the membership and limited partnership interests of the Company’s domestic subsidiaries. Collateralized amounts under the mortgages are subject to semi-annual reviews based on updated reserve information. The Company is also subject to certain financial covenants, including the requirement to maintain a minimum current ratio of consolidated current assets, including the unused amount of available borrowing capacity, to consolidated current liabilities, excluding certain non-cash obligations, of not less than 1.0 to 1.0 as of the end of each fiscal quarter. The terms of the credit agreement also require the maintenance of a maximum leverage ratio of total debt to earnings before interest expense, income taxes and noncash items, such as depreciation, depletion, amortization and impairment, of not greater than 4.0 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly after giving pro forma effect to acquisitions and divestitures. As of March 31, 2014, the Company’s current ratio was 2.6 and leverage ratio was 2.6. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales and liens on properties.

9.500% Senior Notes. On April 15, 2010, the Company issued and sold $200.0 million in aggregate principal amount of 9.500% Senior Notes due 2018 (the “9.500% Senior Notes”) in a private offering. Interest is payable on the 9.500% Senior Notes semi-annually on April 15 and October 15. The 9.500% Senior Notes were issued under an indenture (the “9.500% Senior Notes Indenture”) with Wells Fargo Bank, National Association, as trustee. Under the indenture, the Company has the option to redeem the notes on or after April 15, 2014 at a price of 104.75% of the principal amount, plus accrued and unpaid interest. Provisions of the 9.500% Senior Notes Indenture limit the Company’s ability to, among other things, incur additional indebtedness; pay dividends on capital stock or purchase, repurchase, redeem, defease or retire capital stock or subordinated indebtedness; make investments; incur liens; create any consensual restriction on the ability of the Company’s restricted subsidiaries to pay dividends, make loans or transfer property to the Company; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets. The 9.500% Senior Notes Indenture also contains customary events of default. On September 21, 2010, the Company exchanged all of the privately placed 9.500% Senior Notes for registered 9.500% Senior Notes which contain terms substantially identical to the terms of the privately placed notes.

5.625% Senior Notes. On May 2, 2013, the Company completed its public offering of $700.0 million in aggregate principal amount of 5.625% Senior Notes due 2021 (the “5.625% Senior Notes”). Interest is payable on the 5.625% Senior Notes semi-annually on May 1 and November 1. The 5.625% Senior Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture with Wells Fargo Bank, National Association, as trustee, which contains covenants and events of default substantially similar to those in the 9.500% Senior Notes Indenture.

5.875% Senior Notes. On November 15, 2013, the Company completed its public offering of $600.0 million in aggregate principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes” and, together with the 9.500% Senior Notes and the 5.625% Senior Notes, the “Senior Notes”). Interest is payable on the 5.875% Senior Notes semi-annually on June 1 and December 1. The 5.875% Senior Notes were issued under the Base Indenture, as supplemented by a second supplemental indenture with Wells Fargo Bank, National Association, as trustee, which contains covenants and events of default substantially similar to those in the 9.500% Senior Notes Indenture.

Total Indebtedness. As of March 31, 2014, the Company had total outstanding borrowings of $1.560 billion, and for the three months ended March 31, 2014, the Company’s weighted average borrowing rate was 6.26%, inclusive of interest and commitment fees.

(8) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 35.2% and 33.4%, respectively. The provision for income taxes for the three months ended March 31, 2014 differs from the tax computed at the federal statutory income tax rate primarily due to the impact of state income taxes and the deductibility of certain incentive compensation. As of March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, the Company had a net deferred tax liability of $127.0 million resulting primarily from the differences between the book basis and tax basis of the Company’s oil and natural gas properties, partially offset by net operating loss carryforwards.

(9) Commitments and Contingencies

Firm Oil and Natural Gas Transportation and Processing Commitments. The Company has commitments for the transportation and processing of its production in the Eagle Ford area and has an aggregate minimum commitment to deliver 4.5 MMBbls of oil by the end of 2017 and 321 million MMBtus of natural gas by the end of 2023. The Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum volumes under these commitments. Currently, the Company has insufficient production to meet all of these contractual commitments. As the Company develops additional reserves in the Eagle Ford area, it anticipates exceeding its current minimum volume commitments and therefore intends to enter into additional transportation and processing commitments in the future. These future transportation and processing commitments could expose the Company to additional volume deficiency payments. As of March 31, 2014, the Company has accrued deficiency fees of $2.4 million and expects to continue to accrue deficiency fees under its commitments. Future obligations under firm oil and natural gas transportation and processing agreements as of March 31, 2014 are as follows:

March 31, 2014
(In thousands)
2015	$34,313
2016	33,844
2017	33,388
2018	29,839
2019	27,580
Thereafter	76,508

Total future obligations	$235,472

Drilling Rig and Completion Services Commitments. Drilling rig and completion services commitments represent obligations with certain contractors to execute the Company’s Eagle Ford and Permian Basin drilling programs. As of March 31, 2014, the Company had three outstanding drilling rig commitments with terms greater than one year that will expire by the end of 2016, and minimum contractual commitments due in the next twelve months were $23.3 million. Payments under these commitments are accounted for as capital additions to oil and gas properties. As of March 31, 2014, the Company’s minimum contractual commitments due in the next twelve months for completion services agreements for the stimulation, cementing and delivery of drilling fluids and other field service commitments were $7.8 million. Payments under these commitments are accounted for as capital additions to oil and gas properties or as Lease operating expense, depending on the nature of the related expenditures.

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

The following is a calculation of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Basic weighted average number of shares outstanding	61,380	52,733
Dilution effect of stock option and restricted shares at the end of the period	167	348

Diluted weighted average number of shares outstanding	61,547	53,081

Anti-dilutive stock awards and shares	9	2

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

(11) Stock-Based Compensation and Employee Benefits

Stock-based compensation expense includes the expense associated with restricted stock granted to employees and directors and the expense associated with the Performance Share Units (“PSUs”) granted to management. As of the indicated dates, stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total stock-based compensation expense	$3,481	$2,738
Capitalized in oil and gas properties	(123)	(74)

Net stock-based compensation expense	$3,358	$2,664

All stock-based compensation expense associated with restricted stock granted to employees and directors is recognized on a straight-line basis over the applicable remaining vesting period. For the three months ended March 31, 2014, the Company recorded compensation expense of approximately $2.7 million related to these equity awards. As of March 31, 2014, unrecognized stock-based compensation expense related to unvested restricted stock was approximately $17.8 million.

Stock-based compensation expense associated with the PSUs granted to management is recognized over a three-year performance period. For the three months ended March 31, 2014, the Company recognized compensation expense of $0.8 million associated with the PSUs. At the current fair value as of March 31, 2014, and assuming the Board elects the maximum available payout of 200% for all PSU metrics, unrecognized stock-based compensation expense related to the PSUs was approximately $18.2 million. The Company’s total stock-based compensation expense will be measured and adjusted quarterly until settlement occurs, based on the Company’s performance, expected payout and quarter-end closing common stock prices. For a more detailed description of the Company’s PSU plans, including related performance conditions and structure, see the definitive proxy statement filed with respect to the Company’s 2014 annual meeting under the heading “Compensation Discussion and Analysis” and the Company’s 2013 Annual Report.

Postretirement Health Care. Effective January 1, 2013, the Company enacted a postretirement medical benefit plan covering eligible employees and their eligible dependents. Upon enactment, the Company recognized a $0.3 million liability related to the prior service of employees which is included as a component of Other comprehensive income. The Company recognizes periodic postretirement benefits cost as a component of General and administrative costs. For the three months ended March 31, 2014, this expense was immaterial.

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

(13) Subsequent Events

On April 2, 2014, the Company entered into an amendment to its Credit Facility. Under this amendment, the Company’s borrowing base was increased from $800 million to $950 million and the committed amount under the Credit Facility was reconfirmed at $800 million with a maximum credit amount of $1.5 billion.

On May 5, 2014, the Company redeemed its 9.500% Senior Notes prior to their scheduled maturity of April 15, 2018 with borrowings under the Company’s Credit Facility. The notes were redeemed for $210.6 million, which represented 100 percent of the principal amount, a make-whole premium of $9.5 million and $1.1 million of accrued and unpaid interest. The $9.5 million make-whole premium and $3.1 million of remaining unamortized debt issuance costs will be included in Other expense in the Company’s Consolidated Statement of Operations in the second quarter of 2014.

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

The forward-looking statements contained in this report reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	our ability to maintain leasehold positions that require exploration and development activities and material capital expenditures;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;

•	the supply and demand for oil, NGLs and natural gas;

•	changes in the price of oil, NGLs and natural gas;

•	general economic conditions, either internationally, nationally or in jurisdictions where we conduct business;

•	conditions in the energy and financial markets;

•	our ability to obtain credit and/or capital in desired amounts and/or on favorable terms;

•	the ability and willingness of our current or potential counterparties or vendors to enter into transactions with us and/or to fulfill their obligations to us;

•	failure of our joint interest partners to fund any or all of their portion of any capital program and/or lease operating expenses;

•	failure of joint interest partners to pay us our share of revenue;

•	the occurrence of property acquisitions or divestitures;

•	reserve levels;

•	inflation or deflation;

•	competition in the oil and natural gas industry;

•	the availability and cost of relevant raw materials, equipment, goods, services and personnel;

•	changes or advances in technology;

•	potential reserve revisions;

•	the availability and cost, as well as limitations and constraints on infrastructure required, to gather, transport, process and market oil, NGLs and natural gas;

•	performance of contracted markets and companies contracted to provide transportation, processing and trucking of oil, NGLs and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	drilling, completion, production and facility risks;

•	exploration risks;

•	legislative initiatives and regulatory changes potentially adversely impacting our business and industry, including, but not limited to, changes in national healthcare, cap and trade, hydraulic fracturing, state and federal corporate income taxes, retroactive royalty or production tax regimes, environmental regulations and environmental risks and liability under federal, state and local environmental laws and regulations;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	present and possible future claims, litigation and enforcement actions;

•	lease termination due to lack of activity or other disputes with mineral lease and royalty owners, whether regarding calculation and payment of royalties or otherwise;

•	the weather, including the occurrence of any adverse weather conditions and/or natural disasters affecting our business;

•	factors that could impact the cost, extent and pace of executing our capital program, including but not limited to, access to oilfield services, access to water for hydraulic fracture stimulations and permitting delays, unavailability of required permits, lease suspensions, drilling, exploration and production moratoriums and other legislative, executive or judicial actions by federal, state and local authorities, as well as actions by private citizens, environmental groups or other interested persons;

•	sabotage, terrorism and border issues, including encounters with illegal aliens and drug smugglers; and

•	any other factors that impact or could impact the exploration and development of oil, NGLs or natural gas resources, including but not limited to the geology of a resource, the total amount and costs to develop recoverable reserves, legal title, regulatory, natural gas administration, marketing and operational factors relating to the extraction of oil, NGLs and natural gas.

Overview

The following discussion addresses material changes in our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and material changes in our financial condition since December 31, 2013. This discussion should be read in conjunction with our 2013 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results for the three months ended March 31, 2014 include the following:

•	production of 4.9 MMBoe compared to 4.2 MMBoe for the three months ended March 31, 2013;

•	47 gross (46.5 net) operated wells drilled compared to 24 gross (23 net) operated wells drilled for the three months ended March 31, 2013; and

•	net income of $35.2 million, or $0.57 per diluted share, compared to $53.5 million, or $1.01 per diluted share, for the three months ended March 31, 2013.

Our principal operating and business strategy is focused on the acquisition, development and production of oil, NGLs and natural gas from unconventional resource plays. Our operations are primarily located in the Eagle Ford area in South Texas and in the Delaware Basin in West Texas, two of the most active unconventional resource plays in the United States. During the first quarter of 2014, we acquired additional Delaware Basin assets from several private parties for total cash consideration of $83.2 million. The transaction closed on February 28, 2014 with an effective date of December 1, 2013. The acquisition covered 5,034 net acres located in Reeves County. The acquired assets include 13 gross producing wells (11 operated). The Company estimates the addition of 49 net (145 gross) future horizontal upper Wolfcamp drilling locations to expand the capital project inventory.

Rosetta is a significant producer in the liquids-rich window of the Eagle Ford region and we have established an inventory of high-return drilling opportunities that offer predictable and long-term production, reserve growth and a more valuable commodity mix. Our Permian Basin assets and bolt-on activity further expand our portfolio of long-lived, oil-rich resource projects that will drive our long-term growth and sustainability. We will continue to consider investments in the Eagle Ford shale region, Permian Basin and other unconventional resource basins that offer a viable inventory of projects, including resource-based exploration projects and producing property acquisitions in early development stages.

Our current development operations in the Eagle Ford shale are primarily focused in four areas. Our original discovery in 2009 is located in the 26,230-acre Gates Ranch leasehold in Webb County. We are also active in the Briscoe Ranch lease in Dimmit County, three leases located in the Central Dimmit County area and the Tom Hanks lease in northern LaSalle County, where our positions were delineated in 2011, 2012 and 2013, respectively. In addition, we are evaluating new venture growth opportunities with several pilot wells testing the Upper Eagle Ford. Overall, we hold 63,000 net acres in the region with approximately 50,000 acres located in the liquids producing portions of the play. Our operations in the Permian are focused in Reeves County in the Delaware Basin where we are testing multiple benches in the Wolfcamp and 3rd Bone Spring. Currently, we hold 47,000 net acres in the Delaware Basin and approximately 13,000 net exploratory acres in the Midland Basin.

The ongoing development of our assets in the Eagle Ford, which averaged approximately 49.9 MBoe/d for the three months ended March 31, 2014, an increase of seven percent from the prior year, has contributed to record liquids growth for the Company. Production from the Permian averaged approximately 4.3 MBoe/d in the first quarter, an increase of 23% from the fourth quarter of 2013, adding to the Company’s higher valued crude oil mix. For the three months ended March 31, 2014, approximately 64% of our production was from liquids as compared to 62% for the same period in 2013. The Eagle Ford area accounted for approximately 92% of our total production for the three months ended March 31, 2014. In addition, approximately 62% of the production from the Eagle Ford area in the three months ended March 31, 2014 was from crude oil and NGLs compared to 87% of the production from the Permian.

We drilled 47 gross operated wells and completed 54 gross operated wells during the quarter ended March 31, 2014. Of these totals, 35 wells were drilled and 39 completed in the Eagle Ford area. In the Delaware Basin, 12 gross operated wells were successfully drilled, including five horizontal and seven vertical wells. A total of 15 gross operated wells were completed, two of which were horizontal wells. As of March 31, 2014, we had completed a total of 244 gross wells in the Eagle Ford shale since entering the play.

In the first quarter of 2014, total daily equivalent production was 54.3 MBoe/d, an increase of 16% from the same period in 2013, and 5% growth from the prior quarter. For the same period, total daily crude oil production was 16.1 MBoe/d, an increase of 30% from the same period in 2013 and 8% growth from the prior quarter. To handle our increased production, we have multiple options for transportation and processing capacity with firm commitments and other arrangements in place to meet total planned production levels through 2014, and we are evaluating adding more firm capacity in our operating areas.

Our 2014 capital program is expected to total $1.1 billion, excluding capital used to fund the 2014 Permian Acquisition. The 2014 budget is based on a four to five-rig Eagle Ford program with plans to drill and complete roughly 90 – 95 gross wells. Approximately half of the completions will be located in the Gates Ranch area with the remainder in other areas in the liquids-rich window of the play, including Briscoe Ranch, Tom Hanks and Central Dimmit County. The budget also includes a five to six-rig Permian program, including four rigs dedicated to horizontal drilling and two rigs allocated to vertical wells. We plan to drill and complete approximately 50 – 55 gross operated wells in the oil-rich Delaware Basin, about half of which will be horizontal wells. Approximately $735 million, or 67% of our 2014 capital program, will be spent on development activities in the liquids-rich window of the Eagle Ford shale in South Texas. Approximately $265 million, or 24%, will be spent on activities in the Delaware Basin in West Texas. In addition, the 2014 budget allocates approximately $100 million for other capital items, including evaluation of new venture opportunities, capitalized interest and other corporate capital.

While our unconventional resource strategy has proven to be successful, we recognize that there are risks inherent to our industry that could impact our ability to meet future goals. Although we cannot completely control all external factors that could affect our operating environment, our business model takes into account the threats that could impede achievement of our stated growth objectives and the building of our asset base. We have diversified our production base to include a greater mix of crude oil and NGLs, which are priced at more favorable levels than natural gas. Because our production is highly concentrated in the Eagle Ford and Permian Basin areas, we have taken various steps to provide access to necessary services and infrastructure. We believe that our 2014 capital program can be executed from internally generated cash flows, cash on hand and borrowings under our Credit Facility. We continuously monitor our liquidity to respond to changing market conditions, commodity prices and service costs. If our internal funds are insufficient to meet projected funding requirements, we would consider curtailing capital spending or accessing the capital markets.

Availability under our Credit Facility is restricted to a borrowing base, which is subject to review and adjustment on a semi-annual basis and other interim adjustments, including adjustments based on hedging arrangements and asset divestitures. The amount of the borrowing base is dependent on a number of factors, including our level of reserves, as well as the pricing outlook at the time of the redetermination. Subsequent to March 31, 2014, our semi-annual borrowing base redetermination was completed for the Credit Facility and effective April 2, 2014, our borrowing base was increased by our lenders from $800 million to $950 million. The committed amount under the Credit Facility was reconfirmed at $800 million with a maximum credit amount of $1.5 billion. As of April 30, 2014, we had $150 million of borrowings outstanding with $650 million available for borrowing under the Credit Facility. On May 5, 2014, we redeemed our 9.500% Senior Notes with borrowings under the Credit Facility for a total payment of $210.6 million, which includes the principal amount, a make-whole premium and accrued and unpaid interest.

Results of Operations

Revenues

Our consolidated financial statements for the three months ended March 31, 2014 reflect total revenues of $214.6 million (including derivative losses of $23.8 million) based on total volumes of 4.9 MMBoe.

The following table summarizes the components of our revenues for the periods indicated, as well as each period’s production volumes and average realized prices:

	Three Months Ended March 31,
	2014	2013	% Change Increase/ (Decrease)
Revenues (in thousands):
Oil sales	$131,677	$110,052	20%
NGL sales	55,295	46,461	19%
Natural gas sales	51,379	33,576	53%
Derivative instruments	(23,785)	(11,969)	99%

Total revenues	$214,566	$178,120	20%

Production:
Oil (MBbls)	1,453	1,118	30%
NGLs (MBbls)	1,670	1,489	12%
Natural gas (MMcf)	10,582	9,738	9%

Total equivalents (MBoe)	4,886	4,230	16%

Daily Production:
Oil (MBbls/d)	16.1	12.4	30%
NGLs (MBbls/d)	18.6	16.5	13%
Natural gas (MMcf/d)	117.6	108.2	9%

Total equivalents (MBoe/d)	54.3	47.0	16%

Average sales price:
Oil, excluding derivatives (per Bbl)	$90.62	$98.44	(8%)
Oil, including realized derivatives (per Bbl)	88.59	96.54	(8%)
NGL, excluding derivatives (per Bbl)	33.11	31.20	6%
NGL, including realized derivatives (per Bbl)	31.38	32.92	(5%)
Natural gas, excluding derivatives (per Mcf)	4.86	3.45	41%
Natural gas, including realized derivatives (per Mcf)	4.66	3.61	29%
Revenue, excluding derivatives (per Boe)	48.78	44.94	9%
Revenue, including realized derivatives (per Boe)	47.16	45.41	4%

Oil sales. For the three months ended March 31, 2014, oil sales, excluding the effect of derivative instruments, increased by $21.6 million from the same period in 2013. The 3.7 MBbls/d increase in oil production resulted in a $33.0 million increase in oil sales, which was partially offset by an $11.4 million decrease due to a lower average sales price for oil. The increase in oil production was primarily attributable to a 3.2 MBbls/d increase resulting from our entry into the Permian Basin and a 1.2 MBbls/d increase resulting from our continued development at Gates Ranch.

For the three months ended March 31, 2014 and 2013, realized oil derivative losses of $3.0 million and $2.1 million, respectively, are reported as a component of Derivative instruments within Revenues.

NGL sales. For the three months ended March 31, 2014, NGL sales, excluding the effect of derivative instruments, increased by $8.8 million from the same period in 2013. The 2.1 MBbls/d increase in NGL production resulted in a $5.6 million increase in NGL sales, and an increase in the average sales price for NGLs increased NGL sales by $3.2 million. The increase in NGL production was primarily attributable to an increase of 1.4 MBbls/d from the Briscoe Ranch area as a result of our continued development activities in that area as well as a 0.5 MBbls/d increase resulting from our entry into the Permian Basin.

For the three months ended March 31, 2014 and 2013, a realized NGL derivative loss of $2.9 million and a gain of $2.5 million, respectively, are reported as a component of Derivative instruments within Revenues.

Natural gas sales. For the three months ended March 31, 2014, natural gas sales, excluding the effect of derivative instruments, increased by $17.8 million from the same period in 2013. The 9.4 MMcf/d increase in natural gas production resulted in a $2.9 million increase in natural gas sales, and an increase in the average sales price for natural gas increased natural gas sales by $14.9 million. The increase in natural gas production was primarily attributable to development activities at Briscoe Ranch and the Encinal area, where natural gas production increased by 7.7 MMcf/d and 3.9 MMcf/d, respectively.

For the three months ended March 31, 2014 and 2013, a realized natural gas derivative loss of $2.1 million and a gain of $1.6 million, respectively, are reported as a component of Derivative instruments within Revenues.

Derivative instruments. For the three months ended March 31, 2014, Derivative instruments included (i) an unrealized derivative loss of $15.8 million due to changes in the fair value of our commodity derivative contracts and (ii) a realized derivative loss of $7.9 million from cash settlements associated with our commodity derivative contracts.

For the three months ended March 31, 2013, Derivative instruments included (i) an unrealized derivative loss of $13.5 million due to changes in the fair value of our commodity derivative contracts, (ii) the reclassification of an unrealized derivative loss of $0.4 million from Accumulated other comprehensive income and (iii) a realized derivative gain of $2.0 million from cash settlements associated with our commodity derivative contracts.

Operating Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)
Direct lease operating expense	$15,786	$8,354	89%
Insurance expense	269	203	33%
Workover expense	3,466	354	879%

Lease operating expense (Production costs)	$19,521	$8,911	119%
Treating and transportation	20,677	15,087	37%
Taxes, other than income	10,206	7,655	33%
Depreciation, depletion and amortization (DD&A)	74,775	44,630	68%
General and administrative costs	19,538	15,532	26%
Costs and expenses (per Boe of production)
Lease operating expense (Production costs)	$4.00	$2.11	90%
Treating and transportation	4.23	3.57	18%
Taxes, other than income	2.09	1.81	15%
Depreciation, depletion and amortization (DD&A)	15.30	10.55	45%
General and administrative costs	4.00	3.67	9%
General and administrative costs, excluding stock-based compensation	3.31	3.04	9%

Lease operating expense. Lease operating expense increased $10.6 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was a result of the 2013 Permian Acquisition, which represented $6.8 million of the increase, inclusive of $1.1 million of well workover costs, and increased Eagle Ford operations, which contributed $4.8 million of the increase. These increases were partially offset by a decline in costs of $1.0 million primarily due to divestitures of dry gas properties.

Treating and transportation. Treating and transportation expense increased $5.6 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was a result of increased daily production of 7% in the Eagle Ford shale, the utilization of higher-cost transportation and the addition of Permian production in 2014. Additionally, we have accrued deficiency fees of $1.9 million related to shortfalls in delivering the minimum volumes required under our transportation and processing agreements during the three months ended March 31, 2014.

Taxes, other than income. Taxes, other than income include production taxes and ad valorem taxes. Production taxes are based on revenues generated from production, and ad valorem taxes are based on the valuation of the underlying assets. Taxes, other than income increased $2.6 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was the result of a 7.3 MBoe/d increase in production, which represented $1.2 million of the increase, and a $0.28 per Boe increase in unit costs, which represented $1.4 million of the increase. These higher unit costs resulted from our continued shift toward higher-value oil production as well as the availability of fewer tax incentives for oil-directed wells.

Depreciation, depletion and amortization. DD&A expense increased $30.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was a result of increased depletion rates due to the inclusion of higher-cost Permian reserves in our depletion pool, as well as increased daily production of 16%.

General and administrative costs. General and administrative costs increased $4.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to a $3.8 million increase in personnel costs and a $0.7 million increase in stock-based compensation resulting from higher awards expense and PSU plan adjustments, partially offset by a $0.5 million decrease in rent expense.

Total Other Expense

Total other expense, which includes Interest expense, net of interest capitalized; Interest income; and Other expense (income), net, increased $9.4 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily due to an increase in debt outstanding compared to the prior comparable period, partially offset by higher capitalized interest. The weighted average interest rate for the three months ended March 31, 2014 was 6.26% compared to 5.42% for the same period in 2013.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 35.2% and 33.4%, respectively. The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to the effects of state taxes and the deductibility of certain incentive compensation. As of March 31, 2014 and December 31, 2013, we had no unrecognized tax benefits and we do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, we had a net deferred tax liability of $127.0 million resulting primarily from differences between the book basis and tax basis of our oil and natural gas properties, partially offset by net operating loss carryforwards.

Liquidity and Capital Resources

Our sources of liquidity and capital are our operating cash flow, our cash on hand and our Credit Facility, which can be accessed as needed to supplement operating cash flow.

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

Cash Flows

The following table presents information regarding the change in our cash flows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$151,224	$141,639
Investing activities	(347,843)	(216,900)
Financing activities	57,950	49,152

Net increase in cash and cash equivalents	$(138,669)	$(26,109)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 compared to the same period in 2013 reflects increased production and more favorable NGL and natural gas prices.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 compared to the same period in 2013 reflects our 2014 Permian Acquisition, as well as higher capital spending related to our Eagle Ford drilling program and further development in the Permian Basin.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 compared to the same period in 2013 reflects net borrowings of $60.0 million under the Credit Facility in the first quarter of 2014, partially offset by treasury stock repurchases of $2.1 million.

Capital Expenditures and Requirements

Our historical capital expenditures summary table is included in Items 1 and 2. Business and Properties in our 2013 Annual Report and is incorporated herein by reference.

Our capital expenditures for the three months ended March 31, 2014 increased by $200.0 million to $361.1 million from $161.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we drilled 47 and completed 54 gross wells, the majority of which are located in the Eagle Ford area. Excluding capital used to fund the 2014 Permian Acquisition, our capital budget for 2014 is projected to be $1.1 billion.

We have the discretion to use availability under the Credit Facility to fund capital expenditures. We also have the ability to adjust our capital expenditure plans throughout the remainder of the year in response to market conditions.

Commodity Price Risk and Related Derivative Activities

The energy markets have historically been very volatile and oil, NGL and natural gas prices will be subject to wide fluctuations in the future. To mitigate our exposure to changes in commodity prices, management hedges oil, NGL and natural gas prices from time to time, primarily through the use of certain derivative instruments, including fixed price swaps, basis swaps, NYMEX roll swaps, costless collars and put options. Although not risk-free, we believe these activities will reduce our exposure to commodity price fluctuations and thereby enable us to achieve a more predictable cash flow. Consistent with this policy, we have entered into a series of oil, NGL and natural gas fixed price swaps and costless collars for each year through 2016. Our fixed price swap and costless collar agreements require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a notional quantity of oil, NGLs and natural gas, as applicable, without the exchange of underlying volumes. The notional amounts of these financial instruments were based on a portion of our anticipated production upon inception of the derivative instruments. See Note 4 – Commodity Derivative Contracts and Note 5 – Fair Value Measurements included in Part I. Item 1. Financial Statements of this Form 10-Q for a listing of open contracts as of March 31, 2014, a description of the applicable accounting and the estimated fair market values as of March 31, 2014. The effects of material changes in market risk exposure associated with these derivative transactions are discussed below under Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Governmental Regulation

There have been no material changes in governmental regulations that impact our business from those previously disclosed in our 2013 Annual Report.

Critical Accounting Policies and Estimates

Management makes many estimates and assumptions in the application of GAAP that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of such information over different reporting periods. All such estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2013 Annual Report.

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

As noted in Note 9 – Commitments and Contingencies included in Part I. Item 1. Financial Statements of this Form 10-Q, we forecast long-term production from the development of our reserves in the Eagle Ford area. These forecasts are used to identify our future transportation and processing volume requirements. Based on these forecasts, we have secured additional firm capacity for the transportation and processing of our production in the Eagle Ford area. These commitments are typically effective prior to us having sufficient current production to meet the minimum volume commitments, and we are therefore required to make periodic deficiency payments for delivering less than the minimum required volumes. As we develop additional reserves in the Eagle Ford area, we anticipate exceeding our current minimum volume commitments, and we therefore intend to enter into additional transportation and processing commitments in the future. These future transportation and processing commitments could expose us to additional volume deficiency payments. As of March 31, 2014, we had accrued deficiency fees of $2.4 million.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, in the fourth quarter of 2013 we recorded reserves totaling $20.5 million related to two commercial disputes, one of which was settled in the fourth quarter of 2013 and the other in the first quarter of 2014 for the amounts reserved.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to adverse changes in oil, NGL and natural gas prices. We use derivative instruments to manage our commodity price risk caused by fluctuating prices. We do not enter into derivative instruments for trading purposes. For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2013 Annual Report and Note 4 – Commodity Derivative Contracts included in Part I. Item 1. Financial Statements of this Form 10-Q.

As of March 31, 2014, we had open crude oil derivative contracts in a net liability position with a fair value of $11.9 million. A 10% increase in crude oil prices would reduce the fair value by approximately $54.6 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $53.3 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

As of March 31, 2014, we had open NGL derivative contracts in a net asset position with a fair value of $3.5 million. A 10% increase in NGL prices would reduce the fair value by approximately $15.6 million, while a 10% decrease in NGL prices would increase the fair value by approximately $15.6 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

As of March 31, 2014, we had open natural gas derivative contracts in a net liability position with a fair value of $3.0 million. A 10% increase in natural gas prices would reduce the fair value by approximately $18.4 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $18.3 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

These transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is less than anticipated, there is a widening of price differentials between delivery points for our production and the delivery point assumed in the derivative arrangement or the counterparties to our derivative agreements fail to perform under the contracts.

As of March 31, 2014, our derivative instruments are with counterparties who are lenders under our Credit Facility. This practice allows us to satisfy any need for margin obligations resulting from an adverse change in the fair market value of the derivative contracts with the collateral securing our Credit Facility, thus eliminating the need for independent collateral postings. As of March 31, 2014, we had no deposits for collateral regarding commodity derivative positions. Our derivative instrument assets and liabilities relate to commodity hedges that represent the difference between hedged prices and future market prices on hedged volumes of the commodities as of March 31, 2014. Our third-party provider evaluated nonperformance risk using the current credit default swap values or bond spreads for both the counterparties and us. We recorded an upward adjustment to the fair value of our derivative instruments in the amount of $0.2 million as of March 31, 2014. We currently do not know of any circumstances that would limit access to our Credit Facility or require a change in our debt or hedging structure.

We entered into oil, NGL and natural gas derivative contracts with respect to a portion of our anticipated production through 2016. These derivative contracts may limit our potential revenue if oil, NGL and natural gas prices exceed the prices established by the contracts. As of March 31, 2014, 100% of our crude oil derivative transactions represented hedged prices of crude oil at West Texas Intermediate on the NYMEX; 100% of our total NGL derivative transactions represented hedged prices of NGLs at Mont Belvieu; and 63% of our natural gas derivative transactions represented hedged prices of natural gas at Houston Ship Channel, 31% at Tennessee, zone 0 and the remaining 6% at Henry Hub.

We use a third-party provider to determine the valuation of our derivative instruments and compare the fair values derived from the third-party provider with values provided by our counterparties. We mark-to-market the fair values of our derivative instruments on a quarterly basis, and 100% of our derivative assets and liabilities are considered Level 3 instruments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 9—Commitments and Contingencies of this Form 10-Q, which is incorporated in this item by reference.

Item 1A.	Risk Factors

Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A. of our 2013 Annual Report.

Cyber-attacks targeting our computer and telecommunications systems and infrastructure used by the oil and gas industry may materially impact our business and operations.

Computers and telecommunication systems are used to conduct our exploration, development and production activities and have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Cyber-attacks could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our production to market. A cyber-attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for production and settle transactions. Our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient and such attacks could have an adverse impact on our business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1—January 31	10,957	$46.90	—	—
February 1—February 28	23,014	42.50	—	—
March 1—March 31	14,335	44.77	—	—

Total	48,306	$44.17	—	—

(1)	All of the shares were surrendered by our employees and certain of our directors to pay tax withholding upon the vesting of restricted stock awards. We do not have a publicly announced program to repurchase shares of common stock.

Issuance of Unregistered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Omnibus Eighth Amendment to Amended and Restated Senior Revolving Credit Agreement, effective as of April 2, 2014, among Rosetta Resources Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 (Registration No. 000-51801)).

31.1*	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Periodic Financial Reports by Chief Executive Officer and Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA RESOURCES INC.

By:	/s/ John E. Hagale
John E. Hagale Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2014