Form 10-Q
period 2014-09-30
Rosetta Resources Inc.
filed 2014-11-03
CIK 1340282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 24, 2014 was 61,489,705 which excludes unvested restricted stock awards.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Rosetta Resources Inc.

Consolidated Balance Sheet

(In thousands, except par value and share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,627	$193,784
Accounts receivable	154,268	122,677
Derivative instruments	14,249	4,307
Prepaid expenses	9,050	9,860
Deferred income taxes	1,524	27,976
Other current assets	5,032	1,284
Total current assets	207,750	359,888
Oil and natural gas properties using the full cost method of accounting:
Proved properties	5,172,365	3,951,397
Unproved/unevaluated properties, not subject to amortization	535,041	755,438
Gathering systems and compressor stations	278,045	168,730
Other fixed assets	29,794	26,362
	6,015,245	4,901,927
Accumulated depreciation, depletion and amortization, including impairment	(2,313,109)	(2,020,879)
Total property and equipment, net	3,702,136	2,881,048
Other assets:
Debt issuance costs	26,756	25,602
Derivative instruments	8,347	5,458
Other long-term assets	281	4,622
Total other assets	35,384	35,682
Total assets	$3,945,270	$3,276,618
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$236,058	$190,950
Royalties and other payables	114,164	78,264
Derivative instruments	—	4,913
Total current liabilities	350,222	274,127
Long-term liabilities:
Derivative instruments	966	433
Long-term debt	1,910,000	1,500,000
Deferred income taxes	179,833	136,407
Other long-term liabilities	19,705	17,317
Total liabilities	2,460,726	1,928,284
Commitments and Contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 62,272,702 shares and 62,032,162 shares at September 30, 2014 and December 31, 2013, respectively	62	61
Additional paid-in capital	1,193,492	1,182,672
Treasury stock, at cost; 785,185 shares and 724,755 shares at September 30, 2014 and December 31, 2013, respectively	(27,308)	(24,592)
Accumulated other comprehensive loss	(98)	(108)
Retained earnings	318,396	190,301
Total stockholders' equity	1,484,544	1,348,334
Total liabilities and stockholders' equity	$3,945,270	$3,276,618

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$168,016	$140,172	$462,396	$353,119
NGL sales	66,003	50,857	176,740	144,236
Natural gas sales	54,359	34,136	157,878	108,369
Derivative instruments	77,215	(30,597)	4,035	3,484
Total revenues	365,593	194,568	801,049	609,208
Operating costs and expenses:
Lease operating expense	26,952	15,854	71,537	35,982
Treating and transportation	23,638	18,807	62,933	52,414
Taxes, other than income	13,191	7,896	35,656	24,286
Depreciation, depletion and amortization	128,255	60,915	293,670	153,382
Reserve for commercial disputes	5,800	—	5,800	—
General and administrative costs	23,438	18,790	64,643	52,830
Total operating costs and expenses	221,274	122,262	534,239	318,894
Operating income	144,319	72,306	266,810	290,314
Other expense (income):
Interest expense, net of interest capitalized	21,011	6,907	53,628	26,009
Interest income	(1)	—	(14)	—
Other expense	(116)	620	12,531	1,061
Total other expense	20,894	7,527	66,145	27,070
Income before provision for income taxes	123,425	64,779	200,665	263,244
Income tax expense	45,017	23,754	72,570	93,387
Net income	$78,408	$41,025	$128,095	$169,857
Earnings per share:
Basic	$1.28	$0.67	$2.08	$2.95
Diluted	$1.27	$0.67	$2.08	$2.93
Weighted average shares outstanding:
Basic	61,484	61,152	61,439	57,656
Diluted	61,675	61,364	61,636	57,924

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$78,408	$41,025	$128,095	$169,857
Other comprehensive income (loss):
Amortization of accumulated other comprehensive gain (loss) related to de-designated hedges, net of income taxes of $58 and ($97) for the three and nine months ended September 30, 2013, respectively	—	(102)	—	171
Postretirement medical benefits prior service benefit (cost), net of income taxes of ($2) and ($3) for the three months ended September 30, 2014 and 2013, respectively, and ($6) and $98 for the nine months ended September 30, 2014 and 2013, respectively	4	6	10	(173)
Other comprehensive income (loss)	4	(96)	10	(2)
Comprehensive income	$78,412	$40,929	$128,105	$169,855

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$128,095	$169,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	293,670	153,382
Deferred income taxes	69,914	89,358
Amortization of deferred loan fees recorded as interest expense	2,866	7,674
Loss on debt extinguishment	3,101	—
Stock-based compensation expense	9,821	8,293
(Gain) loss due to change in fair value of derivative instruments	(17,211)	3,280
Change in operating assets and liabilities:
Accounts receivable	(31,592)	(11,230)
Prepaid expenses	2,053	(652)
Other current assets	(3,749)	171
Long-term assets	90	(105)
Accounts payable and accrued liabilities	17,848	32,347
Royalties and other payables	35,899	19,201
Other long-term liabilities	(14)	4,189
Excess tax benefit from share-based awards	—	(6,342)
Net cash provided by operating activities	510,791	469,423
Cash flows from investing activities:
Acquisitions of oil and gas assets	(79,600)	(952,703)
Additions to oil and gas assets	(1,000,816)	(568,140)
Disposals of oil and gas assets	8	(1,402)
Net cash used in investing activities	(1,080,408)	(1,522,245)
Cash flows from financing activities:
Borrowings on Credit Facility	795,000	580,000
Payments on Credit Facility	(685,000)	(515,000)
Issuance of Senior Notes	500,000	700,000
Retirement of Senior Notes	(200,000)	—
Proceeds from issuance of common stock	—	329,008
Deferred loan fees	(8,364)	(18,102)
Proceeds from stock options exercised	375	4,582
Purchases of treasury stock	(2,716)	(6,838)
Excess tax benefit from share-based awards	165	6,342
Net cash provided by financing activities	399,460	1,079,992
Net (decrease) increase in cash	(170,157)	27,170
Cash and cash equivalents, beginning of period	193,784	36,786
Cash and cash equivalents, end of period	$23,627	$63,956
Supplemental disclosures:
Capital expenditures included in Accounts payable and accrued liabilities	$145,956	$126,780

See accompanying notes to the consolidated financial statements.

Rosetta Resources Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Shares	Amount	Comprehensive Loss	Retained Earnings	Stockholders' Equity
Balance at December 31, 2013	62,032,162	$61	$1,182,672	724,755	$(24,592)	$(108)	$190,301	$1,348,334
Excess tax benefit from share-based awards	—	—	165	—	—	—	—	165
Stock options exercised	19,000	1	375	—	—	—	—	376
Treasury stock - employee tax payment	—	—	—	60,430	(2,716)	—	—	(2,716)
Stock-based compensation	—	—	10,280	—	—	—	—	10,280
Vesting of restricted stock	221,540	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	10	128,095	128,105
Balance at September 30, 2014	62,272,702	$62	$1,193,492	785,185	$(27,308)	$(98)	$318,396	$1,484,544

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

(3) Property and Equipment

The Company’s Total property and equipment, net consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Proved properties	$5,172,365	$3,951,397
Unproved/unevaluated properties	535,041	755,438
Gathering systems and compressor stations	278,045	168,730
Other fixed assets	29,794	26,362
Total	6,015,245	4,901,927
Less: Accumulated depreciation, depletion and amortization	(2,313,109)	(2,020,879)
Total property and equipment, net	$3,702,136	$2,881,048

Acquisitions

2014 Permian Acquisition. On December 30, 2013, the Company entered into a definitive agreement with several private parties to acquire Delaware Basin assets covering 5,034 net acres located in Reeves County (the “2014 Permian Acquisition”). These assets include 13 gross producing wells, of which 11 are operated by the Company. The Company completed the 2014 Permian Acquisition on February 28, 2014, with an effective date of December 1, 2013, for total cash consideration of $83.8 million.

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

The above transactions were accounted for under the acquisition method of accounting, whereby each respective purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (or shortfall of purchase price versus net fair value recorded as bargain purchase). Based on the final purchase price allocations for these acquisitions, no goodwill or bargain purchase was recognized. The final purchase price allocations for these transactions, representing consideration paid, assets acquired and liabilities assumed as of the respective acquisition dates, are shown in the tables below.

2014 Permian Acquisition

Final Total Purchase Price Allocation
(In thousands)
Cash consideration	$83,752
Fair value of assets acquired:
Oil and natural gas properties
Proved properties	$61,520
Unproved/unevaluated properties	22,525
Total assets acquired	$84,045
Fair value of liabilities assumed:
Asset retirement obligations	$293
Net assets acquired	$83,752

2013 Permian Acquisition and Gates Ranch Acquisition

Final Total Purchase Price Allocation
(In thousands)
Cash consideration	$953,242
Fair value of assets acquired:
Other fixed assets	$600
Oil and natural gas properties
Proved properties	290,273
Unproved/unevaluated properties	663,300
Total assets acquired	$954,173
Fair value of liabilities assumed:
Asset retirement obligations	$931
Net assets acquired	$953,242

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) future production, including adjustments for risk; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. See Note 5 – Fair Value Measurements for additional information.

The results of operations attributable to the 2014 Permian Acquisition were included in the Company’s Consolidated Statement of Operations beginning on March 1, 2014 and increased Total revenues by $3.3 million and $9.2 million, respectively, and Operating income by $0.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2014.

The following unaudited pro forma information assumes the transactions and related financings for the 2013 Permian Acquisition and the Gates Acquisition occurred on January 1, 2012 and the 2014 Permian Acquisition occurred on January 1, 2013. The unaudited pro forma information includes the effects of issuing the 5.625% Senior Notes, the issuance of common stock in the equity offering and the use of proceeds from the debt and equity offerings as discussed above. The pro forma results of operations have been prepared by adjusting the Company’s historical results to include the historical results of the acquired assets based on information provided by the sellers, the Company’s knowledge of the acquired properties and the impact of the Company’s purchase price allocation. The Company believes the assumptions used provide a reasonable basis for reflecting the pro forma significant effects directly attributable to the acquisitions and associated financings. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisitions, or any estimated costs that have been or will be incurred by the Company to integrate these assets. The pro forma information does not purport to represent what the Company’s results of operations would have been if the 2013 Permian Acquisition and Gates Acquisition had occurred on January 1, 2012, and the 2014 Permian Acquisition had occurred on January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013 (2)	2014 (2)	2013
	(In thousands, except per share and share data)		(In thousands, except per share and share data)
Total revenues	$365,593	$200,525	$804,146	$658,037
Net income	78,408	43,284	128,840	185,049
Earnings per share:
Basic	$1.28	$0.71	$2.10	$3.03
Diluted	$1.27	$0.71	$2.09	$3.02
Weighted average shares outstanding:
Basic	61,484	61,152	61,439	61,011
Diluted	61,675	61,364	61,636	61,279

(1)	No pro forma adjustments were made for the period as all acquisitions and related financings are included in the Company’s historical results.
(2)	No pro forma adjustments were made related to the 2013 Permian Acquisition and Gates Acquisition for the period as the acquisitions are included in the Company’s historical results.

Additional Disclosures about Property and Equipment

The Company capitalizes internal costs directly identified with acquisition, exploration and development activities. The Company capitalized $1.9 million and $1.6 million of internal costs for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Oil and gas properties include unevaluated property costs of $535.0 million and $755.4 million as of September 30, 2014 and December 31, 2013, respectively, which are not being amortized. These amounts primarily represent acquisition costs of unproved properties and unevaluated exploration projects in which the Company owns a direct interest. Such costs are periodically evaluated for impairment, and upon evaluation or impairment are transferred to the Company’s full cost pool and amortized. During the nine months ended September 30, 2014, the Company transferred $162.9 million of Permian acquisition costs to the full cost pool as a result of development activities in this area.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-

average first-day-of-the-month prices for oil and natural gas as of September 30, 2014, which were based on a West Texas Intermediate oil price of $95.56 per Bbl and a Henry Hub natural gas price of $4.24 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount exceeded the net capitalized cost of oil and natural gas properties as of September 30, 2014, and as a result, no write-down was recorded. It is possible that a write-down of the Company’s oil and gas properties could occur in future periods in the event that oil and natural gas prices significantly decline or the Company experiences significant downward adjustments to its estimated proved reserves.

(4) Commodity Derivative Contracts

The Company is exposed to various market risks, including volatility in oil, natural gas liquids (“NGL”) and natural gas prices, which are managed through derivative instruments. The level of derivative activity utilized depends on market conditions, operating strategies and available derivative prices. The Company utilizes various types of derivative instruments to manage commodity price risk, including fixed price swaps, basis swaps and costless collars. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted sales of the Company’s oil, NGL and natural gas production.

As of September 30, 2014, the following derivative contracts were outstanding with associated notional volumes and average underlying prices that represent hedged prices of commodities at various market locations:

			Notional	Total
			Daily	Notional	Average	Average
	Settlement	Derivative	Volume	Volume	Floor/Fixed Prices	Ceiling Prices
Product	Period	Instrument	(Bbls)	(Bbls)	per Bbl	per Bbl
Crude oil	2014	Costless Collar	3,000	276,000	$83.33	$109.63
Crude oil	2014	Swap	6,000	552,000	93.13
Crude oil	2015	Swap	12,000	4,380,000	89.81
Crude oil	2016	Swap	6,000	2,196,000	90.28
				7,404,000

			Notional	Total
			Daily	Notional	Average
	Settlement	Derivative	Volume	Volume	Fixed Prices
Product	Period	Instrument	(Bbls)	(Bbls)	per Bbl
NGL-Ethane	2014	Swap	4,500	414,000	$13.21
NGL-Propane	2014	Swap	2,785	256,220	44.71
NGL-Isobutane	2014	Swap	930	85,560	61.26
NGL-Normal Butane	2014	Swap	875	80,500	60.29
NGL-Pentanes Plus	2014	Swap	910	83,720	84.97
NGL-Ethane	2015	Swap	3,476	1,268,810	11.31
NGL-Propane	2015	Swap	1,750	638,750	43.35
NGL-Isobutane	2015	Swap	617	225,082	53.05
NGL-Normal Butane	2015	Swap	579	211,179	52.53
NGL-Pentanes Plus	2015	Swap	579	211,179	77.72
				3,475,000

			Notional	Total
			Daily	Notional	Average	Average
	Settlement	Derivative	Volume	Volume	Floor/Fixed Prices	Ceiling Prices
Product	Period	Instrument	(MMBtu)	(MMBtu)	per MMBtu	per MMBtu
Natural gas	2014	Costless Collar	50,000	4,600,000	3.60	4.94
Natural gas	2015	Costless Collar	50,000	18,250,000	3.60	5.04
Natural gas	2016	Costless Collar	40,000	14,640,000	3.50	5.58
Natural gas	2014	Swap	30,000	2,760,000	4.07
Natural gas	2015	Swap	50,000	18,250,000	4.13
Natural gas	2016	Swap	30,000	10,980,000	4.04
				69,480,000

As of September 30, 2014, the Company’s derivative instruments were with counterparties who are lenders under its Credit Facility. This practice allows the Company to satisfy any need for margin obligations resulting from an adverse change in the fair market value of its derivative contracts with the collateral securing its Credit Facility, thus eliminating the need for independent collateral postings. The Company’s ability to continue satisfying any applicable margin requirements in this manner may be subject to change as described in Items 1 and 2. Business and Properties – Government Regulation in the Company’s 2013 Annual Report. As of September 30, 2014, the Company had no deposits for collateral regarding commodity derivative positions.

Discontinuance of Hedge Accounting

Effective January 1, 2012, the Company elected to de-designate all commodity contracts previously designated as cash flow hedges as of December 31, 2011 and discontinue hedge accounting prospectively. As of December 31, 2013, all frozen mark-to-market values included in Accumulated other comprehensive income were reclassified into earnings. With the election to de-designate hedging instruments, all of the Company’s derivative instruments are recorded at fair value with unrealized gains and losses recognized immediately in earnings rather than in Accumulated other comprehensive income. These mark-to-market adjustments produce a degree of earnings volatility that can be significant from period to period, but such adjustments have no cash flow impact in the current period. The cash flow impact occurs upon settlement of the underlying contract.

Additional Disclosures about Derivative Instruments

Authoritative derivative guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s financial statements. The following table sets forth information on the location and amounts of the Company’s derivative instrument fair values in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, respectively:

		Asset (Liability) Fair Value
		September 30, 2014	December 31, 2013
Commodity derivative contracts	Location on Consolidated Balance Sheet	(In thousands)
Oil	Derivative instruments - current assets	$5,853	$1,299
Oil	Derivative instruments - non-current assets	6,895	2,117
Oil	Derivative instruments - current liabilities	—	(5,629)
Oil	Derivative instruments - non-current liabilities	(545)	—
NGL	Derivative instruments - current assets	4,675	2,834
NGL	Derivative instruments - non-current assets	199	(129)
NGL	Derivative instruments - current liabilities	—	461
NGL	Derivative instruments - non-current liabilities	—	(433)
Natural gas	Derivative instruments - current assets	3,721	174
Natural gas	Derivative instruments - non-current assets	1,253	3,470
Natural gas	Derivative instruments - current liabilities	—	255
Natural gas	Derivative instruments - non-current liabilities	(421)	—
Total derivative fair value, net, not designated as hedging instruments		$21,630	$4,419

The following table sets forth information on the location and amounts of derivative gains and losses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
Location on Consolidated		2014	2013	2014	2013
Statement of Operations	Description of (Loss) Gain	(In thousands)
Derivative instruments	Gain (loss) recognized in income	475	1,473	(13,176)	6,764
	Realized gain (loss) recognized in income	$475	$1,473	$(13,176)	$6,764

Derivative instruments	Gain (loss) recognized in income due to changes in fair value	$76,740	$(32,229)	$17,211	$(3,012)
Derivative instruments	Gain (loss) reclassified from Accumulated OCI	—	159	—	(268)
	Unrealized gain (loss) recognized in income	$76,740	$(32,070)	$17,211	$(3,280)

	Total commodity derivative gain (loss) recognized in income	$77,215	$(30,597)	$4,035	$3,484

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis for the respective period:

	Fair value as of September 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(In thousands)
Assets:
Money market funds	$—	$1,035	$—	$—	$1,035
Commodity derivative contracts	—	—	29,724	(7,128)	22,596
Liabilities:
Commodity derivative contracts	—	—	(8,094)	7,128	(966)
Total fair value	$—	$1,035	$21,630	$—	$22,665

	Fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(In thousands)
Assets:
Money market funds	$—	$1,035	$—	$—	$1,035
Commodity derivative contracts	—	—	21,675	(11,910)	9,765
Liabilities:
Commodity derivative contracts	—	—	(17,256)	11,910	(5,346)
Total fair value	$—	$1,035	$4,419	$—	$5,454

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

The following table presents a range of the unobservable inputs provided by the Company’s third-party provider utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 instruments as of September 30, 2014 (in thousands):

	Asset (Liability)	Valuation		Range		Weighted
Level 3 Instrument	(In thousands)	Technique	Unobservable Input	Minimum	Maximum	Average
Oil swaps	$12,042	Discounted cash flow	Forward price curve-swaps	$85.30	$92.73	$88.51
Oil costless collars	161	Option model	Forward price curve-costless collar option value	(0.12)	1.40	(0.58)
NGL swaps	5,006	Discounted cash flow	Forward price curve-swaps	0.24	1.95	0.76
NGL swaps	(132)	Discounted cash flow	Forward price curve-swaps	1.83	1.93	1.87
Natural gas swaps	2,453	Discounted cash flow	Forward price curve-swaps	(0.02)	4.35	4.05
Natural gas swaps	(1,120)	Discounted cash flow	Forward price curve-swaps	4.01	4.35	4.15
Natural gas costless collars	3,220	Option model	Forward price curve-costless collar option value	(0.22)	0.37	(0.09)
Total	$21,630

The determination of derivative fair values by the third-party provider incorporates a credit adjustment for nonperformance risk, including the credit standing of the counterparties involved, and the impact of the Company’s nonperformance risk on its liabilities. The Company recorded a downward adjustment to the fair value of its derivative instruments in the amount of $0.1 million as of September 30, 2014.

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

Derivative Asset (Liability)
(In thousands)
Balance at January 1, 2014	$4,419
Total Gains (Realized or Unrealized):
Included in Earnings	4,035
Purchases, Issuances and Settlements:
Settlements	13,176
Transfers in and out of Level 3	—
Balance at September 30, 2014	$21,630

Derivative Asset (Liability)
(In thousands)
Balance at January 1, 2013	$20,664
Total Gains (Realized or Unrealized):
Included in Earnings	3,752
Purchases, Issuances and Settlements:
Settlements	(6,764)
Transfers in and out of Level 3	—
Balance at September 30, 2013	$17,652

Fair Value of Other Financial Instruments

All of the Company’s other financial instruments (excluding derivatives) are presented on the balance sheet at carrying value. As of September 30, 2014, the carrying value of cash and cash equivalents (excluding money market funds), other current assets and current liabilities reported in the Consolidated Balance Sheet approximate fair value because of their short-term nature, and all such financial instruments are considered Level 1 instruments.

The Company’s debt consists of publicly traded Senior Notes (defined below) and borrowings under the Credit Facility (defined below). The fair values of the Company’s Senior Notes are based upon unadjusted quoted market prices and are considered Level 1 instruments. The Company’s borrowings under the Credit Facility approximate fair value as the interest rates are variable and reflective of current market rates, and are therefore considered a Level 1 instrument. As of September 30, 2014, the carrying amount of total debt was $1.91 billion and the estimated fair value of total debt was $1.89 billion.

(6) Asset Retirement Obligations

The following table provides a rollforward of the Company’s asset retirement obligations (“ARO”). Liabilities incurred during the period include additions to obligations and obligations incurred from acquisitions. Liabilities settled during the period include settlement payments for obligations. Activity related to the Company’s ARO is as follows:

Nine Months Ended September 30, 2014
(In thousands)
ARO as of December 31, 2013	$13,057
Liabilities incurred during period	2,807
Liabilities settled during period	(1,347)
Accretion expense	741
ARO as of September 30, 2014	$15,258

As of September 30, 2014, the $4.0 million current portion of the total ARO is included in Accrued liabilities, and the $11.3 million long-term portion of ARO is included in Other long-term liabilities on the Consolidated Balance Sheet.

(7) Debt and Credit Agreements

Senior Secured Revolving Credit Facility. On April 2, 2014, the Company entered into the Omnibus Eighth Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto. The Amendment, among other things, (i) authorized the redemption of the Company’s 9.500% Senior Notes due 2018 (the “9.500% Senior Notes”), (ii) increased the borrowing base from $800.0 million to

$950.0 million and (iii) reconfirmed the committed amount under the Credit Facility at $800 million with a maximum credit amount of $1.5 billion. On September 30, 2014, the Company’s semi-annual borrowing base redetermination was completed and the borrowing base and committed amounts under the Credit Facility were reconfirmed by the lenders at $950.0 million and $800.0 million, respectively.

As of September 30, 2014, the Company had $110.0 million outstanding with $690.0 million of available borrowing capacity under its Credit Facility. Amounts outstanding under the Credit Facility bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.50% and mature in April 2018. Additionally, the Company can borrow under the Credit Facility at the Alternative Base Rate (“ABR”), which is based upon the Prime Rate in effect on such day plus a margin of 0.5% to 1.5% depending on the Company’s utilization percentage. The weighted average borrowing rate under the Credit Facility for the three and nine months ended September 30, 2014 was 1.92% and 2.08%, respectively, exclusive of commitment fees. For the three and nine months ended September 30, 2014, interest expense was $0.4 million and $1.4 million, respectively, and commitment fees were $0.7 million and $2.0 million, respectively, under the Credit Facility. Borrowings under the Credit Facility are collateralized by liens and security interests on substantially all of the Company’s assets, including a mortgage lien on oil and natural gas properties having at least 80% of the pre-tax SEC PV-10 proved reserve value, a guaranty by all of the Company’s domestic subsidiaries and a pledge of 100% of the membership and limited partnership interests of the Company’s domestic subsidiaries. Collateralized amounts under the mortgages are subject to semi-annual reviews based on updated reserve information. The Company is also subject to certain financial covenants, including the requirement to maintain a minimum current ratio of consolidated current assets, including the unused amount of available borrowing capacity, to consolidated current liabilities, excluding certain non-cash obligations, of not less than 1.0 to 1.0 as of the end of each fiscal quarter. The terms of the credit agreement also require the maintenance of a maximum leverage ratio of total debt to earnings before interest expense, income taxes and noncash items, such as depreciation, depletion, amortization and impairment, of not greater than 4.0 to 1.0, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, measured quarterly after giving pro forma effect to acquisitions and divestitures. As of September 30, 2014, the Company’s current ratio was 2.6 and leverage ratio was 2.8. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales and liens on properties.

9.500% Senior Notes due 2018. In accordance with the provisions of the indenture governing the Company’s 9.500% Senior Notes, on May 5, 2014, the Company redeemed all of the outstanding notes in full at a price of 104.75% of the principal amount, plus accrued and unpaid interest. The Company paid an aggregate amount of $210.6 million for such redemption, consisting of a call premium of $9.5 million and $1.1 million of accrued and unpaid interest. The call premium of $9.5 million and remaining unamortized debt issuance costs of $3.1 million were included in Other expense in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2014.

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

Total Indebtedness. As of September 30, 2014, the Company had total outstanding borrowings of $1.91 billion, and for the nine months ended September 30, 2014, the Company’s weighted average borrowing rate was 5.93%, inclusive of interest and commitment fees.

(8) Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 36.5% and 36.2%, respectively, and the effective tax rate for the three and nine months ended September 30, 2013 was 36.7% and 35.5%, respectively. The provision for income taxes for the three and nine months ended September 30, 2014 differs from the tax computed at the federal statutory income tax rate primarily due to the impact of state income taxes and the non-deductibility of certain incentive compensation. As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, the Company had a net deferred tax liability of $178.3 million resulting primarily from the differences between the book basis and tax basis of the Company’s oil and natural gas properties, partially offset by net operating loss carryforwards.

(9) Commitments and Contingencies

Firm Oil and Natural Gas Transportation and Processing Commitments. The Company has commitments for the transportation and processing of its production in the Eagle Ford area and has an aggregate minimum commitment to deliver 4.9 MMBbls of oil by the end of 2017 and 601 million MMBtus of natural gas by mid-year 2028. The Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum volumes under these commitments. Currently, the Company has insufficient production to meet all of these contractual commitments. As the Company develops additional reserves in the Eagle Ford area, it anticipates exceeding its current minimum volume commitments and therefore intends to enter into additional transportation and processing commitments in the future. These future transportation and processing commitments could expose the Company to additional volume deficiency payments. As of September 30, 2014, the Company has accrued deficiency fees of $6.5 million and expects to continue to accrue deficiency fees under its commitments. Future obligations under firm oil and natural gas transportation and processing agreements as of September 30, 2014 are as follows:

September 30, 2014
(In thousands)
2014	$5,575
2015	22,120
2016	22,132
2017	21,708
2018	18,159
Thereafter	102,406
Total future obligations	$192,100

Drilling Rig and Completion Services Commitments. Drilling rig and completion services commitments represent obligations with certain contractors to execute the Company’s Eagle Ford and Permian Basin drilling programs. As of September 30, 2014, the Company had four outstanding drilling rig commitments with terms greater than one year that will expire by the end of 2016, and the minimum contractual commitments due in the next twelve months were $25.9 million. Payments under these commitments are accounted for as capital additions to oil and gas properties. As of September 30, 2014, the Company’s minimum contractual commitments due in the next twelve months for completion services agreements for the stimulation, cementing and delivery of drilling fluids and other field service commitments were $9.0 million. Payments under these commitments are accounted for as capital additions to oil and gas properties or as Lease operating expense, depending on the nature of the related expenditures.

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

Commercial Disputes. The Company recorded a reserve of $5.8 million related to a dispute that arose during the third quarter of 2014. The Company continues to work to settle the dispute, however no certainty exists that a settlement will be reached or, if so, the amount of such settlement. Therefore, the ultimate loss could be greater or less than the amount accrued. The reserve for this contingency is reported in Reserve for commercial disputes in the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

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

The following is a calculation of basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Basic weighted average number of shares outstanding	61,484	61,152	61,439	57,656
Dilution effect of stock option and restricted shares at the end of the period	191	212	197	268
Diluted weighted average number of shares outstanding	61,675	61,364	61,636	57,924
Anti-dilutive stock awards and shares	5	—	3	—

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

(11) Stock-Based Compensation and Employee Benefits

Stock-based compensation expense includes the expense associated with restricted stock granted to employees and directors and the expense associated with the Performance Share Units (“PSUs”) granted to management. As of the indicated dates, stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total stock-based compensation expense	$2,640	$3,621	$10,280	$8,662
Capitalized in oil and gas properties	(212)	(221)	(459)	(369)
Net stock-based compensation expense	$2,428	$3,400	$9,821	$8,293

All stock-based compensation expense associated with restricted stock granted to employees and directors is recognized on a straight-line basis over the applicable remaining vesting period. For the three and nine months ended September 30, 2014, the Company recorded compensation expense of approximately $2.7 million and $7.8 million, respectively, related to these equity awards. As of September 30, 2014, unrecognized stock-based compensation expense related to unvested restricted stock was approximately $14.7 million.

Stock-based compensation expense associated with the PSUs granted to management is recognized over a three-year performance period. For the three and nine months ended September 30, 2014, the Company recognized compensation expense of ($0.1) million and $2.5 million, respectively, associated with the PSUs. At the current fair value as of September 30, 2014, and assuming the Board elects the maximum available payout of 200% for all PSU metrics, unrecognized stock-based compensation expense related to the PSUs was approximately $15.5 million. The Company’s total stock-based compensation expense will be measured and adjusted quarterly until settlement occurs, based on the Company’s performance, expected payout and quarter-end closing common stock prices. For a more detailed description of the Company’s PSU plans, including related performance conditions and structure, see the definitive proxy statement filed with respect to the Company’s 2014 annual meeting under the heading “Compensation Discussion and Analysis” and the Company’s 2013 Annual Report.

Postretirement Health Care. Effective January 1, 2013, the Company enacted a postretirement medical benefit plan covering eligible employees and their eligible dependents. Upon enactment, the Company recognized a $0.3 million liability related to the prior service of employees, which is included as a component of Other comprehensive income. The Company recognizes periodic postretirement benefits cost as a component of General and administrative costs. For both the three and nine months ended September 30, 2014, this expense was immaterial.

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

Overview

The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 and material changes in our financial condition since December 31, 2013. This discussion should be read in conjunction with our 2013 Annual Report, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results for the three months ended September 30, 2014 include the following:

•	production of 73.5 MBoe/d compared to 50.9 MBoe/d for the three months ended September 30, 2013;
•	36 gross (35.7 net) operated wells drilled compared to 43 gross (42.5 net) operated wells drilled for the three months ended September 30, 2013; and
•	net income of $78.4 million, or $1.27 per diluted share, compared to $41.0 million, or $0.67 per diluted share, for the three months ended September 30, 2013.

Results for the nine months ended September 30, 2014 include the following:

•	production of 63.2 MBoe/d compared to 48.9 MBoe/d for the nine months ended September 30, 2013;
•	117 gross (114.9 net) operated wells drilled compared to 97 gross (96.5 net) operated wells drilled for the nine months ended September 30, 2013; and
•	net income of $128.1 million, or $2.08 per diluted share, compared to $169.9 million, or $2.93 per diluted share, for the nine months ended September 30, 2013.

Our principal operating and business strategy is focused on the acquisition, development and production of oil, NGLs and natural gas from unconventional resource plays. Our operations are primarily located in the Eagle Ford area in South Texas and in the Delaware Basin in West Texas, two of the most active unconventional resource plays in the United States.

Rosetta is a significant producer in the liquids-rich window of the Eagle Ford region and we have established an inventory of high-return drilling opportunities that offer predictable and long-term production, reserve growth and a more valuable commodity mix. Our Permian Basin assets and bolt-on activity further expand our portfolio of long-lived, oil-rich resource projects that will drive our long-term growth and sustainability. During the first quarter of 2014, we acquired additional Delaware Basin assets from several private parties for total cash consideration of $83.8 million. The acquisition covered 5,034 net acres located in Reeves County. The acquired assets included 13 gross producing wells (11 operated) and added future horizontal drilling locations to expand our capital project inventory. We will continue to consider investments in the Eagle Ford shale region and in the Permian Basin that offer a viable inventory of projects, including resource-based exploration projects, producing property acquisitions in early development stages and acreage swaps.

Our development operations in the Eagle Ford shale are primarily focused in several areas. Our original discovery in 2009 is located in the 26,230-acre Gates Ranch leasehold in Webb County. We are also active in the Briscoe Ranch lease in Dimmit County, and have three leases located in the Central Dimmit County area and the Tom Hanks lease in northern LaSalle County, where our positions were delineated in 2011, 2012 and 2013, respectively. In addition, we are evaluating several operated pilot wells testing the Upper Eagle Ford. Overall, we hold 60,000 net acres in the region with approximately 47,000 acres located in the liquids-producing portions of the play. Our operations in the Permian are focused in Reeves County in the Delaware Basin where we are testing multiple benches in the Wolfcamp and 3rd Bone Spring. Currently, we hold 47,000 net acres in the Delaware Basin and approximately 13,000 net exploratory acres in the Midland Basin.

The ongoing development of our assets in South Texas, which averaged approximately 65.2 MBoe/d for the three months ended September 30, 2014, an increase of 15 percent from the second quarter of 2014, has contributed to record liquids volumes for the Company. Production from the Permian averaged approximately 8.2 MBoe/d in the third quarter of 2014, an increase of 82 percent from the second quarter of 2014, reflecting our successful delineation activity and adding to our crude oil mix. For the three months ended September 30, 2014, our commodity mix was 29 percent crude oil, 35 percent NGLs and 36 percent natural gas. The Eagle Ford area accounted for approximately 89 percent of our total production for the three months ended September 30, 2014. In addition, crude oil and NGLs represented approximately 61 percent of our production from the Eagle Ford area and 87 percent of our production from the Permian.

We drilled 36 gross operated wells and completed 32 gross operated wells during the quarter ended September 30, 2014. Of these totals, 24 wells were drilled and 23 completed in the Eagle Ford area. In the Delaware Basin, we drilled 12 gross operated wells, including nine horizontal and three vertical wells. A total of nine gross operated wells were successfully completed, seven of which were horizontal wells. As of September 30, 2014, we had completed a total of 295 gross wells in the Eagle Ford shale since entering the play in 2009. Since initiating our Permian operations in August 2013, we have completed 16 horizontal wells.

In the third quarter of 2014, total daily equivalent production reached an all-time high of 73.5 MBoe/d, an increase of 44 percent from the same period in 2013 and 20 percent from the prior quarter. For the same period, total daily crude oil production was 21.2 MBbls/d, an increase of 39 percent from the same period in 2013, and 12 percent from the prior quarter. To handle our increased production, we have multiple options for transportation and processing capacity with firm commitments and other arrangements in place to meet total planned production levels through 2015. We will continue to evaluate adding more firm capacity in our operating areas.

Our 2014 capital program is expected to total $1.2 billion, excluding capital used to fund the 2014 Permian Acquisition. The 2014 program is based on an average of four to five-rig Eagle Ford program and a five to six-rig Permian program, including four rigs dedicated to horizontal drilling. Approximately $785 million, or 65 percent of our 2014 capital program, will be spent on development activities in the Eagle Ford shale in South Texas, including about $120 million allocated to central facilities projects for our planned 2014 and 2015 well programs. Approximately $330 million, or 28 percent, will be spent on activities in the Delaware Basin in West Texas. In addition, the 2014 budget allocates approximately $85 million for other capital items, including evaluation of new venture opportunities, capitalized interest and other corporate capital.

While our unconventional resource strategy has proven to be successful, we recognize there are risks inherent to our industry that could impact our ability to meet future goals. Although we cannot completely control all external factors that could affect our operating environment, our business model takes into account the threats that could impede achievement of our stated growth objectives and the building of our asset base. We have a diversified production base which includes a balanced mix of crude oil, NGLs and natural gas. Because our production is highly concentrated geographically, we have taken various steps to provide access to necessary services and infrastructure. We believe our 2014 capital program can be executed from internally generated cash flows, borrowings under our Credit Facility, access to capital markets and cash on hand. We continuously monitor our liquidity to respond to changing market conditions, commodity prices and service costs. If our internal funds are insufficient to meet projected funding requirements, we would consider curtailing capital spending or accessing the capital markets.

Availability under our Credit Facility is restricted to a borrowing base, which is subject to review and adjustment on a semi-annual basis and other interim adjustments, including adjustments based on hedging arrangements and asset divestitures. The amount of the borrowing base is dependent on a number of factors, including our level of reserves, as well as the pricing outlook at the time of the redetermination.  On September 30, 2014, our semi-annual borrowing base redetermination was completed and our borrowing base and committed amounts under the Credit Facility were reconfirmed by our lenders at $950 million and $800 million, respectively.  As of September 30, 2014, we had $110 million of borrowings outstanding with $690 million available for borrowing under the Credit Facility.

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

Results of Operations

Revenues

Our consolidated financial statements for the three months ended September 30, 2014 reflect total revenues of $365.6 million (including derivative gains of $77.2 million) based on total volumes of 73.5 MBoe/d. Our consolidated financial statements for the nine months ended September 30, 2014 reflect total revenues of $801.0 million (including derivative gains of $4.0 million) based on total volumes of 63.2 MBoe/d.

The following table summarizes the components of our revenues for the periods indicated, as well as each period’s production volumes and average realized prices:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change Increase/ (Decrease)	2014	2013	% Change Increase/ (Decrease)
Revenues (in thousands):
Oil sales	$168,016	$140,172	20%	$462,396	$353,119	31%
NGL sales	66,003	50,857	30%	176,740	144,236	23%
Natural gas sales	54,359	34,136	59%	157,878	108,369	46%
Derivative instruments	77,215	(30,597)	352%	4,035	3,484	16%
Total revenues	$365,593	$194,568	88%	$801,049	$609,208	31%
Production:
Oil (MBbls)	1,948	1,396	40%	5,133	3,622	42%
NGLs (MBbls)	2,389	1,650	45%	5,990	4,794	25%
Natural gas (MMcf)	14,552	9,843	48%	36,717	29,663	24%
Total equivalents (MBoe)	6,763	4,686	44%	17,243	13,360	29%
Daily Production:
Oil (MBbls/d)	21.2	15.2	39%	18.8	13.3	41%
NGLs (MBbls/d)	26.0	17.9	45%	21.9	17.6	24%
Natural gas (MMcf/d)	158.2	107.0	48%	134.5	108.7	24%
Total equivalents (MBoe/d)	73.5	50.9	44%	63.2	48.9	29%
Average sales price:
Oil, excluding derivatives (per Bbl)	$86.25	$100.41	(14%)	$90.08	$97.49	(8%)
Oil, including realized derivatives (per Bbl)	85.09	98.14	(13%)	88.02	95.72	(8%)
NGL, excluding derivatives (per Bbl)	27.63	30.82	(10%)	29.51	30.09	(2%)
NGL, including realized derivatives (per Bbl)	28.72	32.60	(12%)	29.62	32.19	(8%)
Natural gas, excluding derivatives (per Mcf)	3.74	3.47	8%	4.30	3.65	18%
Natural gas, including realized derivatives (per Mcf)	3.74	3.64	3%	4.21	3.76	12%
Revenue, excluding derivatives (per Boe)	42.64	48.05	(11%)	46.22	45.34	2%
Revenue, including realized derivatives (per Boe)	42.71	48.36	(12%)	45.46	45.84	(1%)

Oil sales. For the three and nine months ended September 30, 2014, oil sales, excluding the effect of derivative instruments, increased by $27.8 million and $109.3 million, respectively, from the same periods in 2013. For the three months ended September 30, 2014, the 6.0 MBbls/d increase in oil production resulted in a $55.5 million increase in oil sales, which was partially offset by a $27.6 million decrease due to a lower average sales price for oil. The increase in oil production was primarily attributable to a 4.2 MBbls/d increase resulting from our growth and development in the Permian Basin and a 2.0 MBbls/d increase resulting from our continued development in the Tom Hanks lease. For the nine months ended September 30, 2014, the 5.5 MBbls/d increase in oil production resulted in a $147.3 million increase in oil sales, which was partially offset by a $38.0 million decrease due to a lower average sales price for oil. The increase in oil production was primarily attributable to a 3.3 MBbls/d increase resulting from our entry into the Permian Basin and a 2.0 MBbls/d increase resulting from our continued development in the Tom Hanks lease.

Oil derivative gains and losses are reported as a component of Derivative instruments within Revenues. For the three and nine months ended September 30, 2014, realized oil derivative losses were $2.2 million and $10.6 million, respectively, compared to realized oil derivative losses of $3.1 million and $6.4 million for the three and nine months ended September 30, 2013, respectively.

NGL sales. For the three and nine months ended September 30, 2014, NGL sales, excluding the effect of derivative instruments, increased by $15.1 million and $32.5 million, respectively, from the same periods in 2013. For the three months ended September 30, 2014, the 8.1 MBbls/d increase in NGL production resulted in a $22.8 million increase in NGL sales, which was partially offset by a $7.7 million decrease due to a lower average sales price for NGLs. The increase in NGL production was primarily attributable to an increase of 4.9 MBbls/d at Gates Ranch and an increase of 2.7 MBbls/d from the Briscoe Ranch area as a result of our continued development activities in those areas. For the nine months ended September 30, 2014, the 4.3 MBbls/d increase in NGL production resulted in a $36.0 million increase in NGL sales, which was partially offset by a $3.5 million decrease due to a lower average sales price for NGLs. The increase in NGL production was primarily attributable to an increase of 2.4 MBbls/d from the Briscoe Ranch area and a 1.6 MBbls/d increase at Gates Ranch.

NGL derivative gains and losses are reported as a component of Derivative instruments within Revenues. For the three and nine months ended September 30, 2014, we realized NGL derivative gains of $2.6 million and $0.7 million, respectively, compared to realized NGL derivative gains of $2.9 million and $10.1 million for the three and nine months ended September  30, 2013, respectively.

Natural gas sales. For the three and nine months ended September 30, 2014, natural gas sales, excluding the effect of derivative instruments, increased by $20.2 million and $49.5 million, respectively, from the same periods in 2013. For the three months ended September 30, 2014, the 51.2 MMcf/d increase in natural gas production resulted in a $16.3 million increase in natural gas sales, and an increase in the average sales price for natural gas increased natural gas sales by $3.9 million. The increase in natural gas production was primarily attributable to an increase of 27.8 MMcf/d at Gates Ranch in addition to development activities at Briscoe Ranch and the Encinal area, where natural gas production increased by 13.7 MMcf/d and 7.6 MMcf/d, respectively. For the nine months ended September 30, 2014, the 25.8 MMcf/d increase in natural gas production resulted in a $25.8 million increase in natural gas sales, and an increase in the average sales price for natural gas increased natural gas sales by $23.7 million. The increase in natural gas production was primarily attributable to development activities at Briscoe Ranch and the Encinal area, where natural gas production increased by 12.9 MMcf/d and 5.1 MMcf/d, respectively, in addition to an increase at Gates Ranch of 6.0 MMcf/d.

Natural gas derivative gains and losses are reported as a component of Derivative instruments within Revenues. For the three and nine months ended September 30, 2014, we realized a natural gas derivative gain of $0.1 million and a loss of $3.3 million, respectively, compared to realized natural gas derivative gains of $1.7 million and $3.1 million for the three and nine months ended September 30, 2013, respectively.

Derivative instruments. For the three and nine months ended September 30, 2014, Derivative instruments included (i) a realized derivative gain of $0.5 million and a loss of $13.2 million, respectively, from cash settlements associated with our commodity derivative contracts, and (ii) unrealized derivative gains of $76.7 million and $17.2 million, respectively, due to changes in the fair value of our commodity derivative contracts.

For the three and nine months ended September 30, 2013, Derivative instruments included (i) realized derivative gains of $1.5 million and $6.8 million, respectively, from cash settlements associated with our commodity derivative contracts, (ii) unrealized derivative losses of $32.2 million and $3.0 million, respectively, due to changes in the fair value of our commodity derivative contracts and (iii) the reclassification of an unrealized derivative gain of $0.2 million and loss of $0.3 million, respectively, from Accumulated other comprehensive income.

Operating Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change Increase/ (Decrease)	2014	2013	% Change Increase/ (Decrease)
	(In thousands, except percentages and per unit amounts)			(In thousands, except percentages and per unit amounts)
Direct lease operating expense	$19,901	$13,309	50%	$50,455	$32,718	54%
Insurance expense	293	404	(27%)	874	761	15%
Workover expense	6,758	2,141	216%	20,208	2,503	707%
Lease operating expense (Production costs)	$26,952	$15,854	70%	$71,537	$35,982	99%
Treating and transportation	23,638	18,807	26%	62,933	52,414	20%
Taxes, other than income	13,191	7,896	67%	35,656	24,286	47%
Depreciation, depletion and amortization (DD&A)	128,255	60,915	111%	293,670	153,382	91%
Reserve for commercial disputes	5,800	-	100%	5,800	-	100%
General and administrative costs	23,438	18,790	25%	64,643	52,830	22%

Costs and expenses (per Boe of production)
Lease operating expense (Production costs)	$3.99	$3.38	18%	$4.15	$2.69	54%
Treating and transportation	3.50	4.01	(13%)	3.65	3.92	(7%)
Taxes, other than income	1.95	1.69	15%	2.07	1.82	14%
Depreciation, depletion and amortization (DD&A)	18.96	13.00	46%	17.03	11.48	48%
General and administrative costs	3.47	4.01	(14%)	3.75	3.95	(5%)
General and administrative costs, excluding stock-based compensation	3.11	3.28	(5%)	3.18	3.33	(5%)

Lease operating expense. Lease operating expense increased $11.1 million and $35.6 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was the result of increased Eagle Ford operations, which contributed $8.5 million of the increase, including $4.5 million of incremental well workover costs, and increased Permian activity, which represented $3.4 million of the increase. The increase for the nine months ended September 30, 2014 was the result of increased Eagle Ford operations, which contributed $24.4 million of the increase, including $12.9 million of incremental well workover costs, and the 2013 Permian Acquisition, which represented $14.2 million of the increase. These increases were partially offset by a decline in costs of $3.0 million primarily due to the suspension of drilling programs in non-core areas.

Treating and transportation. Treating and transportation expense increased $4.8 million and $10.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. While daily production increased in both core areas, per unit expense for the three and nine months ended September 30, 2014 decreased primarily due to the utilization of lower-cost transportation and processing primarily in the Eagle Ford area. Additionally, we have accrued deficiency fees of $2.4 million and $6.5 million related to shortfalls in delivering the minimum volumes required under our transportation and processing agreements during the three and nine months ended September 30, 2014, respectively.

Taxes, other than income. Taxes, other than income include production taxes and ad valorem taxes. Production taxes are based on revenues generated from production, and ad valorem taxes are based on the valuation of the underlying assets. Taxes, other than income increased $5.3 million and $11.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was the result of a 22.6 MBoe/d increase in production, which represented $3.5 million of the increase, and a $0.26 per Boe increase in unit costs, which represented $1.8 million of the increase. These higher unit costs resulted from increased oil production, which generally qualifies for fewer production tax incentives, as well as from a reduction in the high-cost gas tax exemption that our gas-directed wells have historically received. The increase for the nine months ended September 30, 2014 was the result of a 14.3 MBoe/d increase in production, which represented $7.1 million of the increase, and a $0.25 per Boe increase in unit costs, which represented $4.3 million of the increase.

Depreciation, depletion and amortization. DD&A expense increased $67.3 million and $140.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increases were a result of increased depletion rates due to the inclusion of higher-cost Permian reserves in our depletion pool, as well as increased daily production of 44% and 29%, respectively.

Reserve for commercial disputes. We recorded a reserve of $5.8 million related to a dispute that arose during the third quarter of 2014. We continue to work to settle the dispute, however no certainty exists that a settlement will be reached or, if so, the amount of such settlement. Therefore, the ultimate loss could be greater or less than the amount accrued. The reserve for this contingency is reported in Reserve for commercial disputes in the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

General and administrative costs. General and administrative costs increased $4.6 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was primarily due to a $4.2 million increase in personnel costs attributable to increased headcount. The increase for the nine months ended September 30, 2014 was primarily due to an $11.8 million increase in personnel costs attributable to increased headcount.

Total Other Expense

Total other expense, which includes Interest expense, net of interest capitalized; Interest income; and Other expense, increased $13.4 million and $39.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was a result of an increase in debt outstanding compared to the prior comparable period, partially offset by higher capitalized interest. The increase for the nine months ended September 30, 2014 was primarily due to a $9.5 million call premium and the write-off of $3.1 million of remaining unamortized debt issuance costs associated with the redemption of our 9.500% Senior Notes, an increase in debt outstanding compared to the prior comparable period, partially offset by higher capitalized interest. The weighted average interest rates, inclusive of interest and commitment fees, for the three and nine months ended September 30, 2014 were 5.74% and 5.93%, respectively, compared to 5.77% and 5.95%, respectively, for the same periods in 2013.

Provision for Income Taxes

The effective tax rate for the three and nine months ended September 30, 2014 was 36.5% and 36.2%, respectively, and the effective tax rate for the three and nine months ended September 30, 2013 was 36.7% and 35.5%, respectively. The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to the effects of state taxes and the non-deductibility of certain incentive compensation. As of September 30, 2014 and December 31, 2013, we had no unrecognized tax benefits and we do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, we had a net deferred tax liability of $178.3 million resulting primarily from differences between the book basis and tax basis of our oil and natural gas properties, partially offset by net operating loss carryforwards.

Liquidity and Capital Resources

Our sources of liquidity and capital are our operating cash flow, our Credit Facility and our cash on hand, which can be accessed as needed to supplement operating cash flow.

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

Cash Flows

The following table presents information regarding the change in our cash flows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$510,791	$469,423
Investing activities	(1,080,408)	(1,522,245)
Financing activities	399,460	1,079,992
Net (decrease) increase in cash and cash equivalents	$(170,157)	$27,170

Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2014 compared to the same period in 2013 reflects increased production and more favorable natural gas prices.

Investing Activities. The reduction in net cash used in investing activities for the nine months ended September 30, 2014 compared to the same period in 2013 reflects a reduction in our acquisition activity, partially offset by higher capital spending related to our Eagle Ford drilling program and further development in the Permian Basin.

Financing Activities. The reduction in net cash provided by financing activities for the nine months ended September 30, 2014 compared to the same period in 2013 reflects a reduction in debt and equity issuances, along with the redemption of our 9.500% Senior Notes in 2014.

Capital Expenditures and Requirements

Our historical capital expenditures summary table is included in Items 1 and 2. Business and Properties in our 2013 Annual Report and is incorporated herein by reference.

Excluding acquisitions, our accrual-basis capital expenditures for the nine months ended September 30, 2014 increased by $423.0 million to $1.029 billion from $606.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we drilled 117 and completed 123 gross wells, the majority of which are located in the Eagle Ford area. Excluding capital used to fund the 2014 Permian Acquisition, our capital budget for 2014 is projected to be $1.2 billion.

We have the discretion to use availability under the Credit Facility to fund capital expenditures. We also have the ability to adjust our capital expenditure plans throughout the remainder of the year in response to market conditions.

Commodity Price Risk and Related Derivative Activities

The energy markets have historically been very volatile and oil, NGL and natural gas prices may be subject to wide fluctuations in the future. To mitigate our exposure to changes in commodity prices, management hedges oil, NGL and natural gas prices from time to time, primarily through the use of certain derivative instruments, including fixed price swaps, basis swaps and costless collars. Although not risk-free, we believe these activities will reduce our exposure to commodity price fluctuations and thereby enable us to achieve a more predictable cash flow. Consistent with this policy, we have entered into a series of oil, NGL and natural gas fixed price swaps and costless collars for each year through 2016. Our fixed price swap and costless collar agreements require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a notional quantity of oil, NGLs and natural gas, as applicable, without the exchange of underlying volumes. The notional amounts of these financial instruments were based on a portion of our anticipated production upon inception of the derivative instruments. See Note 4 – Commodity Derivative Contracts and Note 5 – Fair Value Measurements included in Part I. Item 1. Financial Statements of this Form 10-Q for a listing of open contracts as of September 30, 2014, a description of the applicable accounting and the estimated fair market values as of September 30, 2014. The effects of material changes in market risk exposure associated with these derivative transactions are discussed below under Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

As noted in Note 9 – Commitments and Contingencies included in Part I. Item 1. Financial Statements of this Form 10-Q, we forecast long-term production from the development of our reserves in the Eagle Ford area. These forecasts are used to identify our future transportation and processing volume requirements. Based on these forecasts, we have secured additional firm capacity for the transportation and processing of our production in the Eagle Ford area. These commitments are typically effective prior to us having sufficient current production to meet the minimum volume commitments, and we are therefore required to make periodic deficiency payments for delivering less than the minimum required volumes. As we develop additional reserves in the Eagle Ford area, we anticipate exceeding our current minimum volume commitments, and we therefore intend to enter into additional transportation and processing commitments in the future. These future transportation and processing commitments in the Eagle Ford area could expose us to additional volume deficiency payments and as of September 30, 2014, we have accrued deficiency fees of $6.5 million. As of September 30, 2014, we had no such commitments in the Permian area, but as these assets are developed and additional firm capacity for the transportation and processing of our production is added, we could be subject to periodic deficiency payments.

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

As noted in Note 9 – Commitments and Contingencies included in Part I. Item 1. Financial Statements of this Form 10-Q, we recorded a reserve of $5.8 million related to a commercial dispute.

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

As of September 30, 2014, we had open crude oil derivative contracts in a net asset position with a fair value of $12.2 million. A 10% increase in crude oil prices would reduce the fair value by approximately $62.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $63.5 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

As of September 30, 2014, we had open NGL derivative contracts in a net asset position with a fair value of $4.9 million. A 10% increase in NGL prices would reduce the fair value by approximately $11.0 million, while a 10% decrease in NGL prices would increase the fair value by approximately $11.0 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

As of September 30, 2014, we had open natural gas derivative contracts in a net asset position with a fair value of $4.6 million. A 10% increase in natural gas prices would reduce the fair value by approximately $18.6 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $19.2 million. The effects of these derivative transactions on our revenues are discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.

These transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is less than anticipated, there is a widening of price differentials between delivery points for our production and the delivery point assumed in the derivative arrangement or the counterparties to our derivative agreements fail to perform under the contracts.

As of September 30, 2014, our derivative instruments are with counterparties who are lenders under our Credit Facility. This practice allows us to satisfy any need for margin obligations resulting from an adverse change in the fair market value of the derivative contracts with the collateral securing our Credit Facility, thus eliminating the need for independent collateral postings. As of September 30, 2014, we had no deposits for collateral regarding commodity derivative positions. Our derivative instrument assets and liabilities relate to commodity hedges that represent the difference between hedged prices and future market prices on hedged volumes of the commodities as of September 30, 2014. Our third-party provider evaluated nonperformance risk using the current credit default swap values or bond spreads for both the counterparties and us. We recorded a downward adjustment to the fair value of our derivative instruments in the amount of $0.1 million as of September 30, 2014. We are not aware of any circumstances which currently exist that would limit access to our Credit Facility or require a change in our debt or hedging structure.

We entered into oil, NGL and natural gas derivative contracts with respect to a portion of our anticipated production through 2016. These derivative contracts may limit our potential revenue if oil, NGL and natural gas prices exceed the prices established by the contracts. As of September 30, 2014, 65% of our crude oil derivative transactions represented hedged prices of crude oil at West Texas Intermediate on the NYMEX with the remaining 35% at Light Louisiana Sweet; 100% of our total NGL derivative transactions represented hedged prices of NGLs at Mont Belvieu; and 80% of our natural gas derivative transactions represented hedged prices of natural gas at Houston Ship Channel, and 20% at Tennessee, zone 0.

We use a third-party provider to determine the valuation of our derivative instruments and compare the fair values derived from the third-party provider with values provided by our counterparties. We mark-to-market the fair values of our derivative instruments on a quarterly basis, and 100% of our derivative assets and liabilities are considered Level 3 instruments.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31	967	$54.73	—	—
August 1 - August 31	1,450	50.11	—	—
September 1 - September 30	925	47.97	—	—
Total	3,342	$50.85	—	—

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

Date: November 3, 2014